Form 10-Q
period 1995-03-15
SOUTH VALLEY BANCORPORATION
filed 1995-05-11
CIK 704171

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        --------------------------------

                                   FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        March 31, 1995
                               ---------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to
                               ------------    ------------

                         Commission File No. 2-78293-LA

                          SOUTH VALLEY BANCORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              California                                94-2818095
- ----------------------------------------         ------------------------
    (State or other jurisdiction of              (IRS Employer ID Number)
    incorporation or organization)

    500 Tennant Station, Morgan Hill, CA                       95037
- --------------------------------------------              --------------
  (Address of principal executive offices)                  (Zip code)

                                 (408) 778-1510
                           -------------------------
                        (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes   X    No
                                                                 -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    No par value Common Stock - 1,194,697 shares outstanding at May 12, 1995

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                      March 31,              December 31,
                                                        1995                    1994*
                                                     -----------             ------------
                                                     (Unaudited)
ASSETS
Cash and due from banks                              $  8,866,000            $   6,015,000
Federal funds sold                                     13,900,000               13,700,000
                                                     ------------            -------------
         Total cash and cash equivalents               22,766,000               19,715,000
                                                     ------------            -------------
Securities available-for-sale
    ($12,242,000 cost at March 31, 1995;
     $10,544,000 cost at December 31, 1994)            12,207,000               10,460,000
Securities held-to-maturity
    ($16,750,000 market at March 31,1995;
     $15,876,000 market at December 31, 1994)
                                                       17,160,000               16,765,000

Loans, net                                             86,111,000               88,241,000
Premises and equipment, net                             5,487,000                4,519,000
Other assets                                            4,782,000                4,170,000
                                                     ------------             ------------
TOTAL ASSETS                                         $148,513,000             $143,870,000
                                                     ============             ============

LIABILITIES
Deposits:
     Noninterest bearing                             $ 27,698,000             $ 30,869,000
     Interest bearing                                 102,260,000               93,772,000
                                                     ------------             ------------
         Total deposits                               129,958,000              124,641,000
Other liabilities                                       1,991,000                2,977,000
                                                     ------------             ------------
TOTAL LIABILITIES                                     131,949,000              127,618,000

COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY
Preferred stock - no par value
     authorized 2,000,000 shares, no shares issued        ---                      ---
Common stock - no par value
     authorized 4,000,000 shares
     issued & outstanding 1,194,697 shares
     at March 31, 1995 and December 31, 1994           11,331,000               11,331,000
Retained earnings                                       5,254,000                4,971,000
Unrealized gain on securities available-for-sale          (21,000)                 (50,000)
                                                     ------------             ------------
SHAREHOLDERS' EQUITY                                 $ 16,564,000             $ 16,252,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $148,513,000             $143,870,000
                                                     ============             ============

* Derived from December 31, 1994 audited balance sheets included in the Company's 1994 Annual Report on Form 10-K.

See Notes to Consolidated Condensed Financial Statements

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                             1995                   1994
                                                          ----------             ----------
INTEREST INCOME
Loans (including fees)                                    $2,422,000             $1,973,000
Investment securities                                        423,000                304,000
Other                                                        166,000                 74,000
                                                          ----------             ----------
         Total interest income                            $3,011,000             $2,351,000
                                                          ----------             ----------

INTEREST EXPENSE
Deposits                                                     892,000                585,000
Other                                                     $   25,000             $   23,000
                                                          ----------             ----------
         Total interest expense                           $  917,000             $  608,000
                                                          ----------             ----------

NET INTEREST INCOME                                       $2,094,000             $1,743,000
Provision for credit losses                                   60,000                 90,000
                                                          ----------             ----------
NET INTEREST INCOME AFTER
     PROVISION FOR CREDIT LOSSES                           2,034,000              1,653,000
Other income                                                 193,000                174,000
Other expense                                              1,631,000              1,234,000
                                                          ----------             ----------
INCOME BEFORE INCOME TAXES                                   596,000                593,000
Provision for income taxes                                   218,000                216,000
                                                          ----------             ----------
NET INCOME                                                $  378,000             $  377,000
                                                          ==========             ==========
Per common and equivalent share
NET INCOME                                                    $ 0.32                 $ 0.32
                                                          ==========             ==========


See Notes to Consolidated Condensed Financial Statements

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                 1995                     1994
                                                             -----------              -----------
Increase (decrease) in cash and equivalents:
OPERATIONS
         Net income                                          $   378,000              $   377,000
         Reconciliation to net cash provided by operations
              Provision for credit losses                         60,000                   90,000
              Depreciation and amortization                       60,000                   44,000
              Origination of loans held for sale                (856,000)                (146,000)
              Proceeds from sale of loans held for sale            ---                    145,000
              Gain on sale of OREO                                 ---                    (19,000)
              (Decrease)increase in other assets                (160,000)                 (20,000)
              (Decrease)increase in other liabilities           (216,000)                  74,000
              Increase(decrease) in deferred loan fees, net       18,000                  (30,000)
                                                             -----------              -----------
Net cash provided by (used for) operations                      (716,000)                 515,000
                                                             -----------              -----------
INVESTMENT ACTIVITIES
         Proceeds from sale of OREO                                ---                    558,000
         Proceeds from maturities of securities                1,402,000                  988,000
         Purchase of securities                               (3,494,000)                (963,000)
         Net increase(decrease) in loans                       2,041,000               (1,068,000)
         Capital expenditures                                   (635,000)                (522,000)
                                                             -----------              -----------
Net cash used for investment activities                         (686,000)              (1,007,000)
                                                             -----------              -----------
FINANCING ACTIVITIES
         Net increase in deposit accounts                      5,317,000                4,940,000
         Net increase(decrease) in other borrowings             (769,000)                  42,000
         Payment of cash dividends                               (95,000)                   ---
                                                             -----------              -----------
Net cash provided by financing activities                      4,453,000                4,982,000
                                                             -----------              -----------
Net increase in cash and equivalents                           3,051,000                4,490,000
Cash and cash equivalents, beginning of period                19,715,000               16,243,000
                                                             -----------              -----------
Cash and cash equivalents, end of period                     $22,766,000              $20,733,000
                                                             ===========              ===========

OTHER CASH FLOW INFORMATION
         Interest paid                                       $   851,000              $   500,000
         Income taxes paid                                        25,000                  160,000


See Notes to Consolidated Condensed Financial Statements

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1995 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1995 and December 31, 1994, and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The results of operations for the three month period ended March 31, 1995 may not necessarily be indicative of the operating results for the full year.

2. BRANCH ACQUISITION

  On July 27, 1994 the Bank entered into an agreement to purchase certain assets and assume certain liabilities of the San Juan Bautista branch office of Bank of America, NT&SA as of the close of business on February 16, 1995. As a result of the transaction the Bank assumed deposit liabilities of $8,514,000, received cash of $7,560,000, and acquired tangible assets valued at approximately $688,000. This transaction resulted in approximately $266,000 of intangible assets, representing the excess of the liabilities assumed over the fair value of the tangible assets acquired.

3.  INVESTMENT SECURITIES

The Company is required under Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Investments in Certain Debt and Equity Securities", to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's positive intent and ability to hold such securities to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrecognized holding gain or loss in the results of operations. The remaining investment securities are classified as available-for-sale and are measured at market value with a corresponding recognition of the unrealized holding gain or loss (net of tax effect) as a separate component of shareholders' equity until realized. Any gains and losses on sales of investments are computed on a specific identification basis.

The carrying value and approximate market value of securities at March 31, 1995 and December 31, 1994 are as follows:

                                   Book       Unrealized     Unrealized    Market
In thousands                      Value            Gains         Losses     Value
- ------------                      -----       ----------     ----------    ------
SECURITIES AVAILABLE
   FOR SALE:
March 31, 1995
   U.S. Treasury and
       agency securities         $ 9,865            ---          $ 33      $ 9,832
   State and municipal
       obligations                 1,362              1             3        1,360
   Other                           1,015            ---           ---        1,015
                                 -------           ----          ----      -------
Total                            $12,242           $  1          $ 36      $12,207
                                 =======           ====          ====      =======

SECURITIES HELD
    TO MATURITY:
March 31, 1995
   U.S. Treasury and
      agency securities          $11,420           $ 48          $435      $11,033
   State and municipal
      obligations                  5,740             45            68        5,717
                                 -------           ----          ----      -------
Total                            $17,160           $ 93          $503      $16,750
                                 =======           ====          ====      =======


                                    Book       Unrealized     Unrealized    Market
In thousands                       Value            Gains         Losses     Value
- ------------                       -----       ----------     ----------    ------
INVESTMENTS AVAILABLE
    FOR SALE:
December 31, 1994
   U.S. Treasury and
      agency securities          $ 7,962          $ 14            $ 87     $ 7,889
   State and municipal
      obligations                  1,567             1               9       1,559
   Other                           1,015           ---               3       1,012
                                 -------          ----            ----     -------
Total                            $10,544          $ 15            $ 99     $10,460
                                 =======          ====            ====     =======

INVESTMENTS HELD
    TO MATURITY:
December 31, 1994
   U.S. Treasury and
      agency securities          $11,583          $---            $770     $10,813
   State and municipal
      obligations                  5,182            19             138       5,063
                                 -------          ----            ----     -------
         Total                   $16,765          $ 19            $908     $15,876
                                 =======          ====            ====     =======


4.  LOANS AND ALLOWANCE FOR CREDIT LOSSES

The activity in the allowance for credit losses is summarized as follows:

                                    Three months ended
                                         March 31
In thousands                         1995         1994
- ------------                         ----         ----
Beginning balance                   $1,331       $1,246
Provision charged to expense            60           90
Loans charged off                     (122)         (25)
Recoveries                              78            6
                                    ------       ------
Ending balance                      $1,347       $1,317
                                    ======       ======

The allowance for credit losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon information currently available to analyze credit loss potential, including (1) the loan portfolio balance in the period;
(2) a comprehensive grading and review of new and existing loans outstanding;
(3) actual previous charge-offs; and, (4) changes in economic conditions.

Beginning in 1995, the Company adopted FASB Statements No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statements 114 and 118 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The implementation of FASB Statements 114 and 118 did not have a material effect on the Company's financial position or operating results for the first quarter of 1995.

Management believes that the allowance for credit losses at March 31, 1995 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Nonperforming assets are comprised of loans delinquent 90 days or more with respect to interest or principal, loans for which the accrual of interest has been discontinued, and other real estate which has been acquired through foreclosure and is awaiting disposition.

Unless well secured and in the process of collection, loans are placed on nonaccrual status when a loan becomes 90 days past due as to interest or principal, when the payment of interest or principal in accordance with the contractual terms of the loan becomes uncertain or when a portion of the principal balance has been charged off. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter, until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement and remaining principal is considered collectible or when the loan is both well secured and in process of collection.

Real estate and other assets acquired in satisfaction of indebtedness are recorded at the lower of estimated fair market value net of anticipated selling costs or the recorded loan amount, and any difference between this and the loan amount is treated as a loan loss. Costs of maintaining other real estate owned and gains or losses on the subsequent sale are reflected in current earnings.

Nonperforming loans and other real estate owned (foreclosed properties) are summarized below:

                                 March 31     December 31
In thousands                         1995            1994
- ------------                     --------     -----------
Past due 90 days or more
and still accruing:
    Real estate                    $  141          $  543
    Commercial                        196             171
    Installment and other              13              13
                                   ------          ------
                                   $  350          $  727
                                   ------          ------
Nonaccrual:
     Real estate                   $  598          $1,073
     Commercial                       279             132
     Installment and other            ---              55
                                   ------          ------
                                   $  877          $1,260
                                   ------          ------
Total nonperforming loans          $1,227          $1,987
                                   ======          ======
Other real estate owned            $2,469          $1,627
                                   ======          ======


5.  COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $45,327,000 and standby letters of credit of $374,000 at March 31, 1995. However, all such commitments will not necessarily culminate in actual extensions of credit by the Bank during 1995.

Approximately $13,083,000 of loan commitments outstanding at March 31, 1995 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

Stand-by letters of credit are commitments written by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by the Bank's commercial customers and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to customers and the Bank accordingly uses evaluation and collateral requirements similar to those for loan commitments. Virtually all such commitments are collateralized.

6. NET INCOME PER SHARE COMPUTATION

Net income per common and equivalent share is calculated using weighted average shares and the dilutive effect of stock options outstanding during the period totaling 1,195,459 and 1,194,697 for the three month periods ended March 31, 1995 and 1994.

7.  CASH DIVIDEND

On April 20, 1995 the Board of Directors declared a cash dividend of $.08 per common share payable May 5, 1995 to shareholders of record as of April 28, 1995.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Results

At March 31, 1995, total assets of South Valley Bancorporation were $148,513,000, an increase of $4,643,000 or 3.2% over December 31, 1994 total assets of $143,870,000. Average total assets for the quarter were $141,681,000 compared to $127,925,000 for the same period one year earlier, representing an increase of $13,756,000 or 10.7%.

In February 1995, the Bank entered into an agreement to purchase certain assets and assume certain liabilities of the San Juan Bautista office of Bank of America, NT & SA. This transaction resulted in an increase in total assets of the Bank of approximately $8,514,000. This increase was partially offset by deposit outflows at the Bank's existing offices resulting in a net increase in total assets of $4,643,000. The increase in total assets at March 31, 1995 compared to December 31, 1994 was primarily invested in the Bank's securities portfolio as well as in fixed assets acquired as part of the transaction.

Net loans at March 31, 1995 were $86,111,000 compared to $88,241,000 at December 31, 1994, a decrease of $2,130,000 or (2.4%). The decrease in loan balances primarily represents decreases in construction and commercial loans. Real estate construction loans of $13,344,000 at March 31, 1995 represented a decrease of $3,469,000 or (20.6%) from $16,813,000 at December 31, 1994.
Commercial loans decreased $1,104,000 or (3.4%) to $32,515,000 at March 31, 1995 from $33,619,000 at December 31, 1994. Partially offsetting these decreases were a slight increase in installment loans to $11,661,000 at March 31, 1995 from $11,579,000 at December 31, 1994, an increase of $82,000 or .7%
and an increase of $2,395,000 or 8.5% in other real estate loans to $30,542,000 at March 31, 1995 compared to $28,057,000 at December 31, 1994.

Investment securities were $29,367,000 at March 31, 1995 compared to $27,225,000 at December 31, 1994 representing an increase of $2,142,000. Of the $26,568,000 outstanding at March 31, 1995 $12,207,000 was designated as available-for-sale and carried at market value. The amortized cost of securities designated as available-for-sale at March 31, 1995 was $12,242,000.

Securities designated as held-to-maturity at March 31, 1995 were carried at an amortized cost of $17,160,000. The estimated market value of the held-to-maturity portfolio at quarter end was $16,750,000. The held-to-maturity portfolio at March 31, 1995 consists primarily of securities issued by U.S. government-sponsored agencies (FNMA, FHLMC and FHLB) and investment grade municipal bonds with maturities within five years. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's intent and ability to hold such securities to maturity.

During the quarter, the Bank made $3,494,000 of securities purchases to replace $1,352,000 of maturities and to more fully employ excess liquidity.

Federal funds sold balances of $13,900,000 at March 31, 1995 represent a slight increase of $200,000 over $13,700,000 at December 31, 1994. Total deposits of $129,958,000 at March 31, 1995 represent an increase of $5,317,000 or 4.3% from balances of $124,641,000 at December 31, 1994. The increase is comprised of increases in interest-bearing demand, savings and time deposits.

Interest-bearing demand deposits were $35,429,000 at March 31, 1995 compared to $31,823,000 at December 31, 1994, an increase of $3,606,000 or 11.3%. Savings balances of $33,533,000 represent an increase of $1,689,000 or 5.3% over $31,844,000 at December 31, 1994. Additionally, time deposits increased $3,193,000 or 10.6% to $33,298,000 at March 31, 1995 from $30,105,000 at
December 31, 1994. Partially offsetting these increases was a decrease in noninterest bearing demand balances of $3,171,000 or 10.3% to $27,698,000 at March 31, 1995 from $30,869,000 at December 31, 1994.

Core deposits (time deposits less than $100,000, demand and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $117,475,000 represented 90.4% of total deposits at March 31, 1995 compared to $113,478,000 and 91.0% of total deposits at December 31, 1994. The Company has never purchased funds through deposit brokers.

FIRST QUARTER 1995 AND 1994

Net income for the first quarter of 1995 was $378,000 or $.32 per share compared to $377,000 or $.32 per share for the comparable period in 1994. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                                                     (Unaudited)
                                                             Three months ended March 31
In thousands (except percentages)                  1995                                        1994
- ------------------------------------------------------------------------------------------------------------------
                                     Avg                         Avg              Avg                       Avg
                                   Balance       Interest      Yield(1)         Balance      Interest     Yield(1)
                                   -------       --------      --------         -------      --------     --------
Assets:
Earning Assets:
    Loans(2)                       $ 87,016       $ 2,422        11.1%         $ 84,822       $ 1,973       9.4%
    Investment Securities:
        Taxable                      20,513           340         6.6%           14,750           210       5.8%
        Nontaxable(3)                 6,738           126         7.5%            7,485           142       7.7%
    Federal funds sold               11,477           166         5.8%            8,823            74       3.4%
                                   --------       -------                      --------       -------
 Total interest earning assets      125,744       $ 3,054         9.6%          115,880       $ 2,399       8.4%
                                                  -------                                     -------
Cash and due from banks               8,396                                       7,954
Other assets net of deferred
   loan fees and allowance
   for loan  losses(4)                7,541                                       4,091
                                   --------                                    --------
                                   $141,681                                    $127,925
                                   ========                                    ========
Liabilities & Shareholders'
   Equity:
Interest bearing liabilities:
    Demand deposits                $ 32,635       $   216         2.6%         $ 29,534       $   137       1.9%
    Time deposits                    66,949           676         4.0%           58,916           448       3.1%
    Other borrowings                  1,518            25         6.6%            1,821            23       5.1%
                                   --------       -------                      --------       -------
    Total interest bearing
        liabilities                 101,102       $   917         3.6%           90,271       $   608       2.7%
                                                  -------                                     -------
Demand deposits                      23,632                                      21,992
Other liabilities                       541                                         801
                                   --------                                    --------
Total liabilities                   125,275                                     113,064
Shareholders' Equity                 16,406                                      14,861
                                   --------                                    --------
                                   $141,681                                    $127,925
                                   ========                                    ========
Net interest income & margin                      $ 2,137         6.7%                        $ 1,791       6.3%
                                                  =======                                     =======       ====

1 Annualized
2 Loan interest income includes fee income of $242,000 and $236,000 for the quarters ended March 31, 1995 and 1994, respectively.
3 Tax exempt interest income has been adjusted to fully taxable equivalent basis using the Federal statutory rate of 34% ($43,000 and $48,000 for each of the quarters ended March 31, 1995 and 1994, respectively).
4 Includes the average allowance for loan losses of $1,372,000 and $1,266,000, and average deferred loan fees of $475,000 and $560,000 for the quarters ended March 31, 1995 and 1994, respectively.


Net tax equivalent interest income for the quarter ended March 31, 1995 was $2,137,000 representing an improvement of $346,000 or 19.3% over $1,791,000 for the comparable period in 1994. As a percentage of average earning assets, net taxable equivalent interest margin for the first quarter of 1995 improved to 6.7% from 6.3% in the same period one year earlier. The increase in net taxable equivalent interest margin is primarily due to an increase in taxable equivalent interest income.

Taxable equivalent interest income recognized in the quarter ended March 31, 1995 was $3,026,000 representing an increase of $627,000 or 26.1% over $2,399,000 for the first quarter of 1994. The increase in taxable equivalent interest income was primarily due to increases in the volume of average earning assets and rates earned on such assets. Earning assets averaged $125,744,000 in the quarter ended March 31, 1995 compared to $115,880,000 in the same period in 1994, representing an increase of $9,864,000 or 8.5%. The increase in average earning assets included increases in average loan, investment and Fed funds sold balances of $2,194,000, $5,016,000 and $2,654,000 or 2.6%, 22.6% and 30.1%, respectively.
In addition, the average yield on interest earning assets increased to 9.6% in the first quarter of 1995 compared to 8.4% for the first quarter of 1994. Loan fees recognized during the first quarter of 1995 of $242,000 compared to $236,000 one year earlier as a result of the increase in average loans outstanding.

Partially offsetting the increase in taxable equivalent interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the three months ended March 31, 1995 was $917,000 and represented an increase of $309,000 or 50.8% over $608,000 for the first quarter of 1994. During the three months ended March 31, 1995, the average rate paid by the Bank on interest-bearing liabilities was 3.6% compared to 2.7% for the same period in 1994. In addition to the increase in rates, interest expense was impacted by an increase in the volume of average interest bearing liabilities. Average interest bearing liabilities were $101,102,000 in the quarter ended March 31, 1995 compared to $90,271,000 for the same period in 1994, an increase of $10,831,000 or 12.0%. The increase in average noninterest bearing demand deposits also contributed to the improvement in net taxable equivalent interest during the quarter. Average noninterest bearing demand deposits were $23,632,000 for the quarter ended March 31, 1995 compared to $21,992,000 for the same quarter in 1994.

Provision for credit losses

The provision for credit losses is based upon management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans and the inherent risk in the loan portfolio. Management's evaluation takes into consideration such factors as changes in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated economic conditions that may affect borrowers' ability to repay.

The Bank's loans are virtually all made within its defined market area of South Santa Clara and San Benito counties. Real estate construction loans represented 15% of total loans at March 31, 1995, the majority of which are for the construction of single family residential properties. In addition, 35% of the Bank's loans were real estate term loans. These loans were primarily loans made to Bank depositors secured by first deeds of trust on commercial and residential properties and with original loan to value ratios not exceeding 75%. Commercial loans comprise 37% of total loans at March 31, 1995. The Bank's loans are not concentrated in any particular industry. The Bank's service area is somewhat dependent on the economy of the greater Santa Clara Valley, generally known as Silicon Valley, which has a concentration of technology companies, and accordingly, the ability of the Bank's borrowers to repay loans may be affected by the performance of this sector of the economy. At March 31, 1995, virtually all loans were collateralized, and the majority have adjustable rates. Generally, real estate loans were secured by real property, and commercial and other loans were secured by bank deposits and business or personal assets. Repayment is generally expected from the sale of the related property for real estate construction loans, and from the cash flow of the borrower for commercial and other loans.

In the first quarter of 1995, the Bank increased its provision for loan losses through a charge to earnings of $60,000. The provision compares to $90,000 for the same period in 1994. The decrease in loan loss provision for the quarter is primarily attributed to the decrease in loan balances at March 31, 1995 compared to the same date in 1994. Loan balances of $122,000, which were previously identified and were fully reserved for, were charged-off in the first quarter of 1995 compared to $25,000 charged- off in the first quarter of 1994. Recoveries of loan balances previously charged-off were $78,000 for the quarter ended March 31, 1995 compared to $6,000 for the same period in 1994. See Note 4 of the consolidated condensed financial statements at page 6 of this document for further discussion of nonperforming loans and the allowance for credit losses.

At March 31, 1995 the allowance for credit losses was $1,347,000 or 1.53% of total loans, compared to $1,331,000 or 1.47% at December 31, 1994.

Management believes that the allowance for loan losses is maintained at an adequate level for known and anticipated future risks inherent in the loan portfolio. However, the Company's loan portfolio, particularly the real estate related segments, may be adversely affected if California's economic conditions and Santa Clara County real estate market continue to weaken. As a result, the level of nonperforming loans, the provision for loan losses and the level of the allowance for loan losses may increase.

Other income and expense

Other income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $193,000 for the first quarter of 1995 as compared to $174,000 for the first quarter of 1994. Growth in other income primarily resulted from increases in deposit-related service charges reflecting an increase in the number of deposit accounts served by the Bank.

Noninterest expense increased $397,000 or 32.2% to $1,631,000 in the quarter ended March 31, 1995 from $1,234,000 in the same period one year earlier. As a percentage of average earning assets, other expenses, on an annualized basis, increased to 5.3% in the first quarter of 1995 from 4.3% in the first quarter of 1994. Increases in noninterest expense are attributed primarily to increases in salary and benefit expense and data processing expense.

Salary and benefits expense was $780,000 in the quarter ended March 31, 1995 compared to $677,000 in the same period one year earlier. The increase in salary and benefits expense is primarily due to increased headcount as a result of the addition of the San Juan Bautista office and expanded business hours in previously existing Bank offices.

Data processing expense of $113,000 in the first quarter of 1995 is a net increase over 1994 as a result of the decision by the Bank to outsource the function during the fourth quarter of 1994.

The Bank also experienced increases in occupancy, FF&E, postage and ATM network charges during the period ended March 31, 1995 when compared to the same period in 1994.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity

Liquidity management refers to the Bank's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and withdrawal requirements of its customers. Both assets and liabilities contribute to the Bank's liquidity position. Assets such as cash and due from banks, Federal funds sold and investment securities, as well as loan repayments, contribute to liquidity. Of greater significance are the diverse sources comprising the Bank's funding base. These include demand deposits, interest bearing transaction accounts and time deposits.

Liquidity is measured by various ratios, the most common being the ratio of cash, deposits with other banks, Federal funds sold and unpledged securities to total deposits. At March 31, 1995 this ratio was 37.8% (35.3% at December 31,
1994). Another key liquidity ratio is gross loans to total deposits. This ratio was 67.7% at March 31, 1995 and 70.8% at December 31, 1994.

Interest rate sensitivity

Interest rate sensitivity is a measure of the exposure to fluctuations in the Bank's future earnings caused by fluctuations in interest rates. If assets and liabilities do not reprice simultaneously and in equal amounts, the potential for such exposure exists. It is management's objective to maintain stability in net interest margin through the maintenance of an appropriate mix of interest rate sensitive assets and liabilities. Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity continue to be appropriate. The Bank also utilizes a monthly "GAP" report which identifies rate sensitivity over the short- and long-term.

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Bank's earning assets and interest-bearing liabilities at March 31, 1995, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

In thousands
- ---------------------------------------------------------------------------------------------------------------------
                                                                Over three
Assets and Liabilities                              Next day    months and      Over one
 which Mature or                                  and within        within    and within            Over
 Reprice                        Immediately     three months      one year    five years      five years       Total
- ----------------------          -----------     ------------    ----------    ----------      ----------       -----
Interest earning assets:
Federal funds sold                $13,900         $    --        $    --       $    --         $    --       $ 13,900
Investment securities               3,000           3,573          4,003        10,690           8,136         29,402
Loans, excluding
  nonaccrual loans
  and overdrafts                   56,684             974         14,891        10,093           4,452         87,094
                                  -------         -------        -------       -------         -------       --------
Total                             $73,584         $ 4,547        $18,894       $20,783         $12,588       $130,396
                                  =======         =======        =======       =======         =======       ========

Interest bearing
  liabilities:
Interest bearing demand           $35,429                                                                    $ 35,429
Savings                            33,533                                                                      33,533
Time certificates                     635         $ 5,826        $22,215       $ 4,622                         33,298

Other borrowings                                      614             59           390         $    70          1,133
                                  -------         -------        -------       -------         -------       --------
Total                             $69,597         $ 6,440        $22,274       $ 5,012         $    70       $103,393
                                  =======         =======        =======       =======         =======       ========

Interest rate
  sensitivity gap                 $ 3,987         $(1,893)       $(3,380)      $15,771         $12,518
Cumulative interest
  rate sensitivity gap            $ 3,987         $ 2,094        $(1,286)      $14,485         $27,003
Ratios:
Interest rate
  sensitivity gap                    1.06x           0.71x          0.85x         4.15x
Cumulative interest
  rate sensitivity gap               1.06x           1.03x          0.99x         1.14x           1.26x
- ---------------------------------------------------------------------------------------------------------------------


Management has historically maintained a cumulative negative interest rate sensitivity gap within one year. This mismatch in gap is largely a result of the Bank's practice of pricing its demand and savings accounts on a floating rate index based on the prime rate. Volatile interest rate fluctuations are detrimental to the net interest margin in the instance of rapidly rising interest rates. In a rising interest rate environment, certificates of deposit are priced to encourage a lengthening in average maturity and reduce the mismatch in gap.

CAPITAL RESOURCES

The Company has been able to sustain its growth in capital through profit retention and the exercise of stock options by Directors and officers of the Company. In the first quarter of 1995, the Company declared and paid its third consecutive cash dividend to shareholders. In the first three months of 1995 shareholders' equity grew by $312,000 through retention of earnings offset by distribution of $95,000 to shareholders in payment of the dividend.

The Company and Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board of Governors (FRB) and the Office of the Comptroller of the Currency (OCC). The FRB and the OCC have adopted risk based capital guidelines for bank holding companies and national banks. For 1995, the Company and the Bank are required to maintain capital equal to a least 8% of assets and commitments to extend credit, weighted by risk ("risk-adjusted" assets). Further, capital equal to at least 4% of risk-adjusted assets must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk weighted category; most home mortgage loans are assigned to a 50% risk weighted category requiring a 4% capital allocation; and commercial loans are assigned to a 100% risk weighted category requiring an 8% capital allocation.

In addition, the FRB and the OCC require the Company and the Bank to maintain a 3% minimum leverage ratio as a supplement to the risk weighted capital guidelines. The minimum leverage ratio is intended to limit the ability of banking organizations to leverage their equity capital base by increasing assets and liabilities without increasing capital proportionately. The 3% ratio constitutes a minimum ratio for well-run banking organizations under the FRB's standards and organizations experiencing or anticipating significant growth or failing to meet such standards will be required to maintain a minimum leverage ratio ranging from 100 to 200 basis points in excess of the 3% ratio.

At March 31, 1995, the Bank and the Company are in compliance with the risk-based capital and leverage ratios noted above. The following table sets forth the risk-based capital and leverage ratios of the Company.

Dollars                        March 31, 1995                   December 31,1994
in thousands               Amount          Ratio            Amount            Ratio
- ------------               ------          -----            ------            -----
RISK BASED
   CAPITAL RATIOS
Tier 1 Capital            $ 16,580         15.2%           $ 16,303           15.5%
Total Capital             $ 17,927         16.4%           $ 17,621           16.7%
Total risk
 adjusted assets          $108,866                         $105,461
                          --------                         --------
LEVERAGE RATIOS
Tier 1 Capital to
 average total assets     $ 16,580         13.2%           $ 16,303           12.1%
Quarterly average
 total assets             $125,744                         $134,776
                          --------                         --------

On December 19, 1991, the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The FDICIA, among other matters, substantially revises banking regulations and establishes a framework for determination of capital adequacy of financial institutions. Under FDICIA, financial institutions are placed into one of five capital adequacy categories as follows: (1) Well capitalized, consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) Adequately capitalized, consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a well capitalized institution; (3) Undercapitalized, consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) Significantly undercapitalized, consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) Critically undercapitalized, consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

Financial institutions classified as undercapitalized or below are subject to various limitations including, among other matters, certain supervisory actions by bank regulatory authorities and restrictions related to (1) growth of assets, (2) payment of interest on subordinated indebtedness, (3) payment of dividends or other capital distributions, and (4) payment of management fees to a parent holding company. The FDICIA requires the bank regulatory authorities to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may include orders to, among other matters, augment capital and reduce total assets. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or conservator unless the financial institution submits an adequate capitalization plan.

INFLATION

The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect on market rates of interest, and thus the ability of the Bank to attract loan customers. Inflation affects the growth of total assets by increasing the level of loan demand, and potentially adversely affects the Company's capital adequacy because loan growth in inflationary periods can increase at rates higher than the rate that capital grows through retention of earnings which the Company may generate in the future. In addition to its effects on interest rates, inflation directly affects the Company by increasing the Company's operating expenses.

The effect of inflation was not material to the Company's results of operations during the periods covered by this report.

                          PART II - OTHER INFORMATION

Item 1.  Legal proceedings.

         None.

Item 2.  Changes in securities.

         None.

Item 3.  Defaults upon senior securities.

         None.

Item 4.  Submission of matters to a vote of security holders.

         None.

Item 5.  Other information.

         None.

Item 6.  Exhibits and reports on Form 8-K

         (a)     Exhibits - None

         (b) Reports on Form 8-K - One report on Form 8-K dated April 4, 1995 reporting termination of merger negotiations with Cupertino National Bancorp was filed on April 10, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 1995                            SOUTH VALLEY BANCORPORATION

                                       By /s/  THOMAS A. SA
                                          ------------------------------------
                                          (Thomas A. Sa, Senior Vice President
                                           and Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                         TITLE

Principal Executive Officer and Director:

          BRAD L. SMITH                      President, Chief Executive Officer
    -------------------------                           and Director
         (Brad L. Smith)

Principal Financial and Accounting Officer:

            THOMAS A. SA                       Senior Vice President and Chief
    -------------------------                         Financial Officer
           (Thomas A. Sa)

Dated: May 9, 1995