Form 10-Q
period 1995-06-30
SOUTH VALLEY BANCORPORATION
filed 1995-08-14
CIK 704171

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-Q

/x/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended        June 30, 1995


/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________________ to ______________________

                       Commission File No.   2-78293-LA

                             SOUTH VALLEY BANCORPORATION
             (Exact name of registrant as specified in its charter)

             California                                      94-2818095
    (State or other jurisdiction of                    (IRS Employer ID Number)
    incorporation or organization)

   500 Tennant Station, Morgan Hill, CA                           95037
   (Address of principal executive offices)                     (Zip code)

                                  (408) 778-1510
                        (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes  X    No
                                                                ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             No par value Common Stock - 1,194,697 shares outstanding at
                                 August 1, 1995

                                                                    Page 1 of 26
                                                        Exhibit Index at Page 25

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                  June 30,               December 31,
                                                                    1995                    1994*
                                                                 ---------               ------------
ASSETS                                                           (Unaudited)
Cash and due from banks                                        $  8,703,000              $  6,015,000
Federal funds sold                                               22,000,000                13,700,000
                                                               ------------              ------------
         Total cash and cash equivalents                         30,703,000                19,715,000
Securities available-for-sale
    ($13,322,000 cost at June 30, 1995;
     $10,544,000 cost at December 31, 1994)                      13,360,000                10,460,000
Securities held-to-maturity
    ($15,884,000 market at June 30, 1995;
     $15,876,000 market at December 31, 1994)                    16,001,000                16,765,000

Loans, net                                                       87,364,000                88,241,000
Premises and equipment, net                                       5,628,000                 4,519,000
Other assets                                                      5,092,000                 4,170,000
                                                               ------------              ------------
TOTAL ASSETS                                                   $158,148,000              $143,870,000
                                                               ============              ============

LIABILITIES
Deposits:
     Noninterest bearing                                       $ 31,418,000              $ 30,869,000
     Interest bearing                                           107,514,000                93,772,000
                                                               ------------              ------------
         Total deposits                                         138,932,000               124,641,000
Other liabilities                                                 2,300,000                 2,977,000
                                                               ------------              ------------
TOTAL LIABILITIES                                               141,232,000               127,618,000

COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY
Preferred stock - no par value;
     authorized 2,000,000 shares, no shares issued                  ---                       ---
Common stock - no par value;
     authorized 4,000,000 shares;
     issued & outstanding 1,194,697 shares                       11,331,000                11,331,000
Retained earnings                                                 5,563,000                 4,971,000
Unrealized gain on securities available-for-sale
                                                                     22,000                   (50,000)
                                                               ------------              ------------
SHAREHOLDERS' EQUITY                                             16,916,000                16,252,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $158,148,000              $143,870,000
                                                               ============              ============

* Derived from December 31, 1994 audited balance sheets included in the Company's 1994 Annual Report on Form 10-K.

See Notes to Consolidated Condensed Financial Statements

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                                            Three Months Ended                        Six Months Ended
                                                                 June 30,                                 June 30,
                                                         1995               1994                  1995               1994
                                                     -----------        -----------           -----------         ----------
INTEREST INCOME
Loans (including fees)                                $2,535,000         $2,193,000            $4,957,000         $4,166,000
Investment securities                                    409,000            328,000               832,000            632,000
Other                                                    216,000            140,000               382,000            214,000
                                                      ----------         ----------            ----------         ----------
         Total interest income                        $3,160,000         $2,661,000            $6,171,000         $5,012,000
                                                      ----------         ----------            ----------         ----------
INTEREST EXPENSE
Deposits                                              $1,002,000         $  686,000            $1,894,000         $1,271,000
Other                                                     24,000             22,000                49,000             45,000
                                                      ----------         ----------            ----------         ----------
         Total interest expense                       $1,026,000         $  708,000            $1,943,000         $1,316,000
                                                      ----------         ----------            ----------         ----------
NET INTEREST INCOME                                   $2,134,000         $1,953,000             4,228,000         $3,696,000
Provision for credit losses                               90,000             75,000               150,000            165,000
                                                      ----------         ----------            ----------         ----------
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES                            2,044,000          1,878,000             4,078,000          3,531,000
Other income                                             435,000            176,000               628,000            350,000
Other expense                                          1,839,000          1,314,000             3,470,000          2,548,000
                                                      ----------         ----------            ----------         ----------
INCOME BEFORE INCOME TAXES                               640,000            740,000             1,236,000          1,333,000
Provision for income taxes                               235,000            285,000               453,000            501,000
                                                      ----------         ----------            ----------         ----------
NET INCOME                                            $  405,000         $  455,000            $  783,000         $  832,000
                                                      ==========         ==========            ==========         ==========
NET INCOME PER COMMON
AND EQUIVALENT SHARE                                  $     0.34         $     0.38            $     0.66         $     0.70
                                                      ==========         ==========            ==========         ==========


See Notes to Consolidated Condensed Financial Statements

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                           1995             1994
                                                                         --------         --------
Increase (decrease) in cash and equivalents:
OPERATIONS
         Net income                                                  $   783,000        $   832,000
         Reconciliation to net cash provided by operations
              Provision for credit losses                                150,000            165,000
              Depreciation and amortization                              159,000             88,000
              Origination of loans held for sale                      (1,205,000)          (146,000)
              Proceeds from sale of loans held for sale                  924,000            145,000
              Gain on sale of OREO                                         ---               (8,000)
              (Increase)decrease in other assets                        (152,000)           134,000
              (Decrease)increase in other liabilities                   (389,000)           139,000
              Increase in deferred loan fees, net                         12,000             69,000
                                                                     -----------        -----------
Net cash provided by operations                                          282,000          1,418,000
                                                                     -----------        -----------
INVESTMENT ACTIVITIES
         Proceeds from sale of OREO                                        ---              935,000
         Proceeds from maturities of securities                        5,138,000          2,321,000
         Purchase of securities                                       (7,152,000)        (2,940,000)
         Net increase in loans                                          (225,000)        (4,573,000)
         Capital expenditures                                           (869,000)        (1,149,000)
                                                                     -----------        -----------
Net cash used for investment activities                               (3,108,000)        (5,406,000)
                                                                     -----------        -----------
FINANCING ACTIVITIES
         Net increase in deposit accounts                             14,292,000          7,012,000
         Net increase(decrease) in other borrowings                     (287,000)           307,000
         Payment of cash dividends                                      (191,000)             ---
                                                                     -----------        -----------
Net cash provided by financing activities                             13,814,000          7,319,000
                                                                     -----------        -----------
Net increase in cash and equivalents                                  10,988,000          3,331,000
Cash and cash equivalents, beginning of period                        19,715,000         16,243,000
                                                                     -----------        -----------
Cash and cash equivalents, end of period                             $30,703,000        $19,574,000
                                                                     ===========        ===========
OTHER CASH FLOW INFORMATION
         Interest paid                                               $ 1,920,000        $ 1,102,000
         Income taxes paid                                               438,000            391,000



See Notes to Consolidated Condensed Financial Statements

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           June 30, 1995 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 1995 and December 31, 1994, and the results of operations and cash flows for the three and six month periods ended June 30, 1995 and 1994.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 1995 may not necessarily be indicative of the operating results for the full year.

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

3.  INVESTMENT SECURITIES

The Company is required under Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Investments in Certain Debt and Equity Securities", to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's positive intent and ability to hold such securities to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrecognized holding gain or loss in the results of operations. The remaining investment securities are classified as available-for-sale and are measured at market value with a corresponding recognition of the unrealized holding gain or loss (net of tax effect) as a separate component of shareholders' equity until realized. Any gains and losses on sales of investments are computed on a specific identification basis.

The carrying value and approximate market value of securities at June 30, 1995 and December 31, 1994 are as follows:

--------------------------------------------------------------------------------------
                                      Book       Unrealized      Unrealized     Market
In thousands                          Value           Gains          Losses      Value
--------------------------------------------------------------------------------------
SECURITIES AVAILABLE-FOR-SALE:
June 30, 1995
   U.S. Treasury and
       agency securities            $ 8,427           $ 28          $ 15       $ 8,440
   State and municipal
       obligations                      707              1             1           707
   Other                              4,188             25           ---         4,213
--------------------------------------------------------------------------------------
Total                               $13,322           $ 54          $ 16       $13,360
======================================================================================
SECURITIES HELD-TO-MATURITY:
June 30, 1995
   U.S. Treasury and
      agency securities             $10,275           $ 50          $183       $10,142
   State and municipal
      obligations                     5,726             54            38         5,742
--------------------------------------------------------------------------------------
Total                               $16,001           $104          $221       $15,884
======================================================================================


--------------------------------------------------------------------------------------
                                      Book       Unrealized    Unrealized       Market
In thousands                          Value           Gains        Losses        Value
--------------------------------------------------------------------------------------
SECURITIES AVAILABLE-FOR-SALE:
December 31, 1994
   U.S. Treasury and
      agency securities             $ 7,962           $ 14          $ 87       $ 7,889
   State and municipal
      obligations                     1,567              1             9         1,559
   Other                              1,015            ---             3         1,012
--------------------------------------------------------------------------------------
Total                               $10,544           $ 15          $ 99       $10,460
======================================================================================
SECURITIES HELD-TO-MATURITY:
December 31, 1994
   U.S. Treasury and
      agency securities             $11,583           $---          $770       $10,813
   State and municipal
      obligations                     5,182             19           138         5,063
--------------------------------------------------------------------------------------
         Total                      $16,765           $ 19          $908       $15,876
======================================================================================

4.  LOANS AND ALLOWANCE FOR CREDIT LOSSES

The activity in the allowance for credit losses is summarized as follows:

-----------------------------------------------------------------------------------------------------------
                                                   Three months ended                  Six months ended
                                                       June 30,                             June 30,
In thousands                                   1995                 1994            1995               1994
-----------------------------------------------------------------------------------------------------------
Beginning balance                           $1,347               $1,317           $1,331             $1,246
Provision charged to expense                    90                   75              150                165
Loans charged off                            ( 273)                (113)            (395)              (138)
Recoveries                                       1                   30               79                 36
-----------------------------------------------------------------------------------------------------------
Ending balance                              $1,165               $1,309           $1,165             $1,309
===========================================================================================================

The allowance for credit losses reflects management's judgment as to the level which is considered adequate to absorb potential losses inherent in the loan portfolio. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon information currently available to analyze credit loss potential, including (1) the loan portfolio balance in the period;
(2) a comprehensive grading and review of new and existing loans outstanding;
(3) actual previous charge-offs; and (4) changes in economic conditions.

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure." Under the new standards, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statements 114 and 118 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The implementation of Statements 114 and 118 did not have a material effect on the Company's financial position or operating results for the three and six month periods ended June 30, 1995, respectively.

Management believes that the allowance for credit losses at June 30, 1995 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

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

Nonperforming loans and other real estate owned (foreclosed properties) are summarized below:

------------------------------------------------------------------------------------------
                                                            June 30,          December 31,
In thousands                                                    1995                  1994
------------------------------------------------------------------------------------------
Past due 90 days or more and still accruing:
    Real estate                                               $   57                $  543
    Commercial                                                    21                   171
    Installment and other                                         22                    13
------------------------------------------------------------------------------------------
                                                              $  100                $  727
------------------------------------------------------------------------------------------
Nonaccrual:
     Real estate                                              $1,338                $1,073
     Commercial                                                  867                   132
     Installment and other                                       ---                    55
------------------------------------------------------------------------------------------
                                                              $2,205                $1,260
------------------------------------------------------------------------------------------
Total nonperforming loans                                     $2,305                $1,987
==========================================================================================
Other real estate owned                                       $2,823                $1,627
==========================================================================================


5.  COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $34,561,000 and standby letters of credit of $643,000 at June 30, 1995. However, all such commitments will not necessarily culminate in actual extensions of credit by the Bank during 1995.

Approximately $11,788,000 of loan commitments outstanding at June 30, 1995 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

6. NET INCOME PER SHARE COMPUTATION

Net income per common and equivalent share is calculated using weighted average shares and the dilutive effect of stock options outstanding during the period totaling 1,194,697 for the three and six month periods ended June 30, 1995.

7.  CASH DIVIDEND

On April 20, 1995 the Board of Directors declared a cash dividend of $.08 per common share payable May 5, 1995 to shareholders of record as of April 28, 1995. In addition, on July 18, 1995 the Board of Directors declared a cash dividend of $.08 per common share payable August 23, 1995 to shareholders of record as of August 9, 1995.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Results

At June 30, 1995, total assets of South Valley Bancorporation were $158,148,000, an increase of $14,278,000 or 9.9% over December 31, 1994 total assets of $143,870,000. Average total assets for the quarter and six months ended June 30, 1995 were $150,143,000 and $146,011,000, respectively.

In February 1995, the Bank entered into an agreement to purchase certain assets and assume certain liabilities of the San Juan Bautista office of Bank of America, NT & SA. This transaction resulted in an increase in total assets of the Bank of approximately $8,514,000. This increase was partially offset by deposit outflows at the Bank's existing offices resulting in a net increase in total assets of $4,643,000. The increase in total assets at June 30, 1995 compared to December 31, 1994 was primarily invested in the Bank's securities portfolio as well as in fixed assets acquired as part of the transaction.

Net loans at June 30, 1995 were $87,364,000 compared to $88,241,000 at December 31, 1994, a decrease of $877,000 or 1.0%. The decrease in loan balances primarily represents decreases in construction and commercial loans. Real estate construction loans of $15,099,000 at June 30, 1995 represented a decrease of $1,714,000 or 10.2% from $16,813,000 at December 31, 1994.
Commercial loans decreased $3,097,000 or 9.2% to $30,522,000 at June 30, 1995 from $33,619,000 at December 31, 1994. Partially offsetting these decreases were an increase in installment loans to $12,592,000 at June 30, 1995 from $11,579,000 at December 31, 1994, an increase of $1,013,000 or 8.7% and an increase of $2,768,000 or 9.9% in other real estate loans to $30,825,000 at June 30, 1995 compared to $28,057,000 at December 31, 1994.

Investment securities were $29,361,000 at June 30, 1995 compared to $27,225,000 at December 31, 1994 representing an increase of $2,136,000. Of the $29,361,000 outstanding at June 30, 1995 $13,360,000 was designated as available-for-sale and carried at market value. The amortized cost of securities designated as available-for-sale at June 30, 1995 was $13,322,000.

Securities designated as held-to-maturity at June 30, 1995 were carried at an amortized cost of $16,001,000. The estimated market value of the held-to-maturity portfolio at quarter end June 30, 1995 was $15,884,000. The held-to-maturity portfolio at June 30, 1995 consists primarily of securities issued by U.S. government-sponsored agencies (FNMA, FHLMC and FHLB) and investment grade municipal bonds with maturities within five years. Investment securities classified as held-to-maturity are measured at amortized cost based on the Company's intent and ability to hold such securities to maturity.

During the first six months of 1995, the Bank made $7,152,000 of securities purchases to replace $5,138,000 of maturities and to more fully employ excess liquidity.

Federal funds sold balances of $22,000,000 at June 30, 1995 represent an increase of $8,300,000 over $13,700,000 at December 31, 1994.

Total deposits of $138,932,000 at June 30, 1995 represent an increase of $14,291,000 or 11.5% from balances of $124,641,000 at December 31, 1994. The increase in total deposits was comprised of increases in all deposit categories. Noninterest bearing demand balances of $31,418,000 at June 30, 1995 represent an increase of $549,000 or 1.8% over $30,869,000 at December 31, 1994. Interest bearing demand deposits were $35,024,000 at June 30, 1995 compared to $31,823,000 at December 31, 1994, an increase of $3,201,000 or 10.1%. Savings balances of $34,574,000 represent an increase of $2,730,000 or 8.6% over $31,844,000 at December 31, 1994. Additionally, time deposits increased $7,812,000 or 25.9% to $37,915,000 at June 30, 1995 from $30,105,000 at December 31, 1994.

Core deposits (time deposits less than $100,000, demand and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $123,022,000 represented 88.5% of total deposits at June 30, 1995 compared to $113,478,000 and 91.0% of total deposits at December 31, 1994. The Company has never purchased funds through deposit brokers.

SECOND QUARTER 1995 AND 1994

Net income for the second quarter of 1995 was $405,000 or $.34 per share compared to $455,000 or $.38 per share for the comparable period in 1994. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:

                                                                          (Unaudited)
                                                                    Three months ended June 30,
In thousands (except percentages)                   1995                                        1994
-------------------------------------------------------------------------------------------------------------------
                                      Avg                          Avg              Avg                      Avg
                                    Balance        Interest       Yield(1)        Balance     Interest     Yield(1)
-------------------------------------------------------------------------------------------------------------------
ASSETS:
Earning assets:
    Loans(2)                      $ 87,400           $2,535        11.6%         $ 87,452       $2,193        10.1%
    Investment securities:
        Taxable                     21,465              324         6.0%           15,409          240         6.1%
        Nontaxable(3)                6,907              129         7.5%            7,503          134         7.1%
    Federal funds sold              14,546              216         5.9%           14,562          140         3.8%
                                  --------           ------                      --------       ------
 Total interest earning assets     130,318            3,204         9.8%          124,926        2,707         8.7%
Cash and due from banks              8,050                                          9,552
Other assets net of deferred
   loan fees and allowance
   for loan losses(4)               11,775                                          4,166
                                  --------                                       --------
                                  $150,143                                       $135,029
                                  ========                                       ========
LIABILITIES & SHAREHOLDERS'
   EQUITY:
Interest bearing liabilities:
    Demand deposits               $ 35,496              256         2.9%         $ 29,636          171         2.3%
    Time deposits                   68,961              746         4.3%           64,354          515         3.2%
    Other borrowings                 1,391               24         6.9%            2,178           22         4.0%
                                  --------           ------                      --------       ------
    Total interest bearing
        liabilities                105,848            1,026         3.9%           96,168          708         2.9%
Demand deposits                     26,588                                         23,338
Other liabilities                      967                                            202
                                  --------                                       --------
Total liabilities                  133,403                                        119,708
Shareholders' equity                16,740                                         15,321
                                  --------                                       --------
                                  $150,143                                       $135,029
                                  ========                                       ========
Net interest income & margin                         $2,178         6.7%                        $1,999         6.4%
                                                     ======                                     ======         ===

---------------
(1) Annualized
(2) Loan interest income includes fee income of $224,000 and $251,000 for the quarters ended June 30, 1995 and 1994, respectively. 3 Tax exempt interest income has been adjusted to fully taxable equivalent basis using the Federal statutory rate of 34% ($44,000 and $46,000 for the quarters ended June 30, 1995 and 1994, respectively).
(4) Includes the average allowance for loan losses of $1,277,000 and $1,334,000, and average deferred loan fees of $504,000 and $602,000 for the quarters ended June 30, 1995 and 1994, respectively.

Net taxable equivalent interest income for the quarter ended June 30, 1995 was $2,178,000 representing an improvement of $179,000 or 9.0% over $1,999,000 for the comparable period in 1994. As a percentage of average earning assets, net taxable equivalent interest margin for the second quarter of 1995 improved to 6.7% from 6.4% in the same period one year earlier. The increase in net taxable equivalent interest margin is primarily due to an increase in taxable equivalent interest income.

Taxable equivalent interest income recognized in the quarter ended June 30, 1995 was $3,204,000 representing an increase of $497,000 or 18.4% over $2,707,000 for the second quarter of 1994. The increase in taxable equivalent interest income was primarily due to increases in the volume of average earning assets and rates earned on such assets. Earning assets averaged $130,318,000 in the quarter ended June 30, 1995 compared to $124,926,000 in the same period in 1994, representing an increase of $5,392,000 or 4.3%. The increase in average earning assets was centered in an increase in average investments of $5,460,000 or 23.8%. In addition, the average yield on interest earning assets increased to 9.8% in the second quarter of 1995 compared to 8.7% for the second quarter of 1994. Loan fees recognized during the second quarter of 1995 decreased to $224,000 compared to $251,000 one year earlier as a result of decreased loan demand.

Partially offsetting the increase in taxable equivalent interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the three months ended June 30, 1995 was $1,026,000 and represented an increase of $318,000 or 44.9% over $708,000 for the second quarter of 1994. During the three months ended June 30, 1995, the average rate paid by the Bank on interest-bearing liabilities was 3.9% compared to 3.0% for the same period in 1994. In addition to the increase in rates, interest expense was impacted by an increase in the volume of average interest bearing liabilities. Average interest bearing liabilities were $105,848,000 in the quarter ended June 30, 1995 compared to $96,168,000 for the same period in 1994, an increase of $9,680,000 or 10.1%. The increase in average noninterest bearing demand deposits also contributed to the improvement in net taxable equivalent interest during the quarter. Average noninterest bearing demand deposits were $26,588,000 for the quarter ended June 30, 1995 compared to $23,338,000 for the same quarter in 1994.

Provision for credit losses

The provision for credit losses is based upon management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans and the inherent risk in the loan portfolio. Management's evaluation takes into consideration such factors as changes in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated economic conditions that may affect borrowers' ability to repay. The Bank's loans are virtually all made within its defined market area of South Santa Clara and San Benito counties. Real estate construction loans of $15,099,000 represented 17% of total loans for the quarter ended
June 30, 1995, the majority of which are for the construction of single family residential properties. In addition, 35% of the Bank's loans were real estate term loans. These loans were primarily made to Bank depositors secured by first deeds of trust on commercial and residential properties and with original loan to value ratios not exceeding 75%. Commercial loans comprise 35% of total loans at June 30, 1995. The

Bank's loans are not concentrated in any particular industry.
The Bank's service area is somewhat dependent on the economy of the greater Santa Clara Valley, generally known as Silicon Valley, which has a concentration of technology companies, and accordingly, the ability of the Bank's borrowers to repay loans may be affected by the performance of this sector of the economy. At June 30, 1995, virtually all loans were collateralized, and the majority have adjustable rates. Generally, real estate loans were secured by real property, and commercial and other loans were secured by bank deposits and business or personal assets. Repayment is generally expected from the sale of the related property for real estate construction loans, and from the cash flow of the borrower for commercial and other loans.

In the second quarter of 1995, the Bank increased its provision for loan losses through a charge to earnings of $90,000. The provision compares to $75,000 for the same period in 1994. The increase in loan loss provision for the 1995 quarter is primarily attributed to the higher charge-off activity in the quarter ended June 30, 1995 compared to the same quarter in 1994. Loan balances of $273,000, which were previously identified and were fully reserved for, were charged-off in the second quarter of 1995 compared to $113,000 charged-off in the second quarter of 1994. Recoveries of loan balances previously charged-off were $1,000 for the quarter ended June 30, 1995 compared to $30,000 for the same period in 1994. See Note 4 of the consolidated condensed financial statements at page 7 of this document for further discussion of nonperforming loans and the allowance for credit losses.

At June 30, 1995 the allowance for credit losses was $1,165,000 or 1.31% of total loans, compared to $1,331,000 or 1.45% at December 31, 1994.

Management believes that the allowance for loan losses is maintained at an adequate level for known and anticipated future risks inherent in the loan portfolio. However, the Company's loan portfolio, particularly the real estate related segments, may be adversely affected if California's economic conditions and the Santa Clara County real estate market continue to weaken. As a result, the level of nonperforming loans, the provision for loan losses and the level of the allowance for loan losses may increase.

Other income and expense

Other income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $435,000 for the second quarter of 1995 compared to $176,000 for the second quarter of 1994. Other income in the second quarter of 1995 included certain non-recurring operational adjustments of approximately $130,000 resulting from the conversion of the Bank's computer systems. Excluding these adjustments, growth in other income primarily resulted from increases in deposit-related service charges of $40,000 reflecting an increase in the number of deposit accounts served by the Bank, and premiums of $70,000 on the sale of SBA guaranteed loans.

Noninterest expense increased $525,000 or 40.0% to $1,839,000 in the quarter ended June 30, 1995 from $1,314,000 in the same period one year earlier. As a percentage of average earning assets, other expenses, on an annualized basis, increased to 5.6% in the second quarter of 1995 from 4.2% in the second quarter of 1994. Increases in noninterest expense are attributed primarily to increases in salary and benefit expense and data processing expense.

Salary and benefits expense was $898,000 in the quarter ended June 30, 1995 compared to $633,000 in the same period one year earlier. The increase in salary and benefits expense is primarily due to increased headcount as a result of the addition of the San Juan Bautista office and expanded business hours in previously existing Bank offices. In addition, salaries and benefits expense for the second quarter of 1995 includes a one-time severance charge of $60,000 resulting from the departure of an employee in the San Juan Bautista office.

Data processing expense of $111,000 in the second quarter of 1995 represents a net increase over 1994 as a result of the decision by the Bank to outsource the function during the fourth quarter of 1994.

The Bank also experienced increases in advertising, depreciation, postage and ATM network charges during the period ended June 30, 1995 compared to the same period in 1994.

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Net income for the six months ended June 30, 1995 was $783,000 or $.66 per share compared to $832,000 or $.70 per share for the comparable period in 1994. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

Net interest income

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:


                                                                   (Unaudited)
                                                          Six months ended June 30,
In thousands (except percentages)                    1995                                       1994
---------------------------------------------------------------------------------------------------------------------
                                      Avg                          Avg              Avg                       Avg
                                    Balance        Interest       Yield(1)        Balance     Interest       Yield(1)
---------------------------------------------------------------------------------------------------------------------
ASSETS:
Earning assets:
    Loans(2)                      $ 86,480           $4,957        11.5%         $ 86,137       $4,166          9.7%
    Investment securities:
        Taxable                     21,000              664         6.3%           15,235          450          5.9%
        Nontaxable(3)                6,821              255         7.5%            7,339          276          7.5%
    Federal funds sold              13,011              382         5.9%           11,693          214          3.7%
                                  --------           ------                      --------       ------
 Total interest earning assets     127,312            6,258         9.8%          120,404        5,106          8.5%
Cash and due from banks              8,670                                          6,945
Other assets net of deferred
   loan fees and allowance
   for loan losses(4)               10,029                                          4,130
                                  --------                                       --------
                                  $146,011                                       $131,479
                                  ========                                       ========
LIABILITIES & SHAREHOLDERS'
   EQUITY:
Interest bearing liabilities:
    Demand deposits               $ 34,140              479         2.8%         $ 29,585          300          2.0%
    Time deposits                   66,583            1,415         4.3%           61,635          972          3.2%
    Other borrowings                 1,520               49         6.4%            2,306           44          3.8%
                                  --------           ------                      --------       ------
    Total interest bearing
        liabilities                102,243            1,943         3.8%           93,526        1,316          2.8%
Demand deposits                     26,312                                         22,665
Other liabilities                      879                                            197
                                  --------                                       -------
Total liabilities                  129,434                                        116,388
Shareholders' equity                16,577                                         15,091
                                  --------                                       --------
                                  $146,011                                       $131,479
                                  ========                                       ========
Net interest income & margin                         $4,315         6.8%                        $3,790          6.3%
                                                     ======                                     ======          ===

---------------
(1) Annualized
(2) Loan interest income includes fee income of $466,000 and $488,000 for the periods ended June 30, 1995 and 1994, respectively.
(3) Tax exempt interest income has been adjusted to fully taxable equivalent basis using the Federal statutory rate of 34% ($87,000 and $94,000 for the six months ended June 30, 1995 and 1994, respectively).
(4) Includes the average allowance for loan losses of $1,324,000 and $1,300,000, and average deferred loan fees of $490,000 and $579,000 for the six months ended June 30, 1995 and 1994, respectively.

Net taxable equivalent interest income for the quarter ended June 30, 1995 was equivalent interest income for the six months ended June 30, 1995 was $4,315,000 representing an improvement of $525,000 or 13.9% over $3,790,000 for the comparable period in 1994. As a percentage of average earning assets, net taxable equivalent interest margin for the first six months of 1995 improved to 6.8% from 6.3% in the same period one year earlier. The increase in net taxable equivalent interest margin is primarily due to an increase in taxable equivalent interest income.

Taxable equivalent interest income recognized in the six months ended June 30, 1995 was $6,258,000 representing an increase of $1,152,000 or 22.6% over $5,106,000 for the same period of 1994. The increase in taxable equivalent interest income was primarily due to increases in the volume of average earning assets and rates earned on such assets. Earning assets averaged $127,312,000 in the six months ended June 30, 1995 compared to $120,404,000 in the same period in 1994, representing an increase of $6,908,000 or 5.7%. The increase in average earning assets included increases in average loan, investment and Fed funds sold balances of $343,000, $5,247,000 and $1,318,000 or 0.4%, 23.2% and
11.3%, respectively. In addition, the average yield on interest earning assets increased to 6.8% in the first six months of 1995 compared to 6.3% for the first six months of 1994. Loan fees recognized during the first six months of 1995 decreased to $466,000 compared to $488,000 one year earlier as a result of decreased loan demand.

Partially offsetting the increase in taxable equivalent interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the six months ended June 30, 1995 was $1,943,000 and represented an increase of $627,000 or 47.6% over $1,316,000 for the six months ended June 30, 1994. During the six months ended June 30, 1995, the average rate paid by the Bank on interest-bearing liabilities was 3.7% compared to 2.8% for the same period in 1994. In addition to the increase in rates, interest expense was impacted by an increase in the volume of average interest bearing liabilities. Average interest bearing liabilities were $102,243,000 in the six months ended June 30, 1995 compared to $93,526,000 for the same period in 1994, an increase of $8,717,000 or 9.3%. The increase in average noninterest bearing demand deposits also contributed to the improvement in net taxable equivalent interest during the quarter. Average noninterest bearing demand deposits were $26,312,000 for the first half of 1995 compared to $22,665,000 for the same period in 1994.

Provision for credit losses

For the first half of 1995, the Bank increased its provision for loan losses through a charge to earnings of $150,000. The provision compares to $165,000 for the same period in 1994. The decrease in loan loss provision for the period is primarily attributed to the decrease in loan balances at June 30, 1995 compared to the same date in 1994. Loan balances of $395,000, which were previously identified and were fully reserved for, were charged-off in the first six months of 1995 compared to $138,000 charged-off in the same period of 1994. Recoveries of loan balances previously charged-off were $79,000 for the period ended June 30, 1995 compared to $36,000 for the same period in 1994. See Note 4 of the consolidated condensed financial statements at page 7 of this document for further discussion of nonperforming loans and the allowance for credit losses.

Other income and expense

Other income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $628,000 for the six months ended June 30, 1995 as compared to $350,000 for the same period of 1994. Other income included certain non-recurring operational adjustments of approximately $130,000 resulting from conversion of the Bank's computer systems. Excluding these adjustments, growth in other income primarily resulted from increases in deposit-related service charges of $63,000 reflecting an increase in the number of deposit accounts served by the Bank, and $70,000 of premiums earned on the sale of SBA guaranteed loans.

Noninterest expense increased $922,000 or 36.2% to $3,470,000 in the period ended June 30, 1995 from $2,548,000 in the same period one year earlier. As a percentage of average earning assets, other expenses, on an annualized basis, increased to 5.5% in the first half of 1995 from 4.2% in the first half of 1994. Increases in noninterest expense are attributed primarily to increases in salary and benefit expense and data processing expense.

Salary and benefits expense was $1,678,000 in the six months ended June 30, 1995 compared to $1,310,000 in the same period one year earlier. The increase in salary and benefits expense is primarily due to increased headcount as a result of the addition of the San Juan Bautista office and expanded business hours in previously existing Bank offices.

Data processing expense of $224,000 for the first half of 1995 is a net increase over 1994 as a result of the decision by the Bank to outsource the function during the fourth quarter of 1994.

The Bank also experienced increases in advertising, depreciation, professional fees, postage and ATM network charges during the six months ended June 30, 1995 when compared to the same period in 1994.

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

Liquidity is measured by various ratios, the most common being the ratio of cash, deposits with other banks, Federal funds sold and unpledged securities to total deposits. At June 30, 1995 this ratio was 41.0% (35.3% at December 31,
1994). Another key liquidity ratio is gross loans to total deposits. This ratio was 64.1% at June 30, 1995 and 70.8% at December 31, 1994.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Bank's earning assets and interest-bearing liabilities at June 30, 1995, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio.

In thousands (except ratios)
-------------------------------------------------------------------------------------------------------------------
                                                   Over         Over three
Assets and Liabilities          Immediately     thirty days     months and       Over one
  which Mature or                and within     and within        within        and within       Over
  Reprice                       thirty days     three months     one year       five years    five years     Total
-------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Federal funds sold                $22,000         $   --          $   --          $   --       $   --      $ 22,000
Investment securities               5,362           5,368           2,324          10,690        5,579       29,323
Loans, excluding
  nonaccrual loans
  and overdrafts                   53,308             940          15,479          10,175        4,559       84,461
-------------------------------------------------------------------------------------------------------------------
Total                             $80,670         $ 6,308         $17,803         $20,865      $10,138     $135,784
===================================================================================================================
Interest bearing
  liabilities:
Interest bearing demand           $35,025                                                                  $ 35,025
Savings                            34,574                                                                    34,574
Time certificates                   5,856         $ 6,460         $19,227         $ 6,372                    37,915
Other borrowings                                    1,065              59             390      $    70        1,584
-------------------------------------------------------------------------------------------------------------------
Total                             $75,453         $ 7,525         $19,286         $ 6,762      $    70     $109,098
===================================================================================================================
Interest rate
  sensitivity gap                 $ 5,215         $(1,217)        $(1,483)        $14,103      $10,068
Cumulative interest
  rate sensitivity gap            $ 5,215         $ 3,998         $ 2,515         $16,618      $26,686
Ratios:
Interest rate
  sensitivity gap                   1.07x            .84x            .92x           2.09x
Cumulative interest
  rate sensitivity gap              1.07x           1.05x           1.02x           1.15x        1.24x
-------------------------------------------------------------------------------------------------------------------

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

CAPITAL RESOURCES

The Company has been able to sustain its growth in capital through profit retention and the exercise of stock options by directors and officers of the Company. In the second quarter of 1995, the Company declared and paid its fourth consecutive cash dividend to shareholders. In the first six months of 1995 shareholders' equity grew by $592,000 primarily through retention of earnings and appreciation in investments held as available-for-sale, offset by distributions of $191,000 to shareholders in payment of the dividend.

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

At June 30, 1995, the Bank and the Company were in compliance with the risk-based capital and leverage ratios noted above. The following table sets forth the Company's risk-based capital and leverage ratios.


Dollars                                        June 30, 1995                             December 31, 1994
in thousands                      Amount                        Ratio              Amount                   Ratio
--------------------------------------------------------------------------------------------------------------------
RISK BASED CAPITAL RATIOS
Tier 1 Capital                    $ 16,916                       15.2%          $  16,303                     15.5%
Total Capital                     $ 18,081                       16.3%          $  17,621                     16.7%
Total risk adjusted assets        $110,987                                      $ 105,461
--------------------------------------------------------------------------------------------------------------------
LEVERAGE RATIOS
Tier 1 Capital to
   average total assets           $ 16,916                       11.6%          $  16,303                     12.1%
Quarterly average
   total assets                   $145,912                                       $134,776
--------------------------------------------------------------------------------------------------------------------

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

         (a) The 1995 Annual Meeting of Shareholders ("Annual Meeting") was held on May 18, 1995.

         (b) The following directors, each of whom was an incumbent, were elected at the Annual Meeting by the following vote:

                                                                                                 Votes
                                                                      Votes                 Against or
                                                                        For                   Withheld
                 Laurence M. Connell                                763,241                        --
                 Joseph A. Filice                                   763,035                        206
                 Eugene R. Guglielmo                                763,035                        206
                 Roger C. Knopf                                     723,775                     39,466
                 Edward J. Lazzarini                                740,573                     22,668
                 Donald G. Mountz                                   746,237                     17,004
                 James R. Price                                     763,241                        --
                 Mary Lou Rawitser                                  747,337                     15,904
                 Brad L. Smith                                      763,241                        --

Item 5.  Other information.

         None.

Item 6.  Exhibits and reports on Form 8-K

         (a)     Exhibits

                 (27.1)   Financial Data Schedule

         (b) Reports on Form 8-K - One report on Form 8-K dated June 22, 1995 reporting $.08 per share cash dividend declared for shareholders of record April 28, 1995 and payable May 5, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 1995

                    SOUTH VALLEY BANCORPORATION

                    By  /s/ Brad L. Smith
                        --------------------------------------------------------
                        Brad L. Smith
                        (President and Principal Financial & Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                                                                                                                  Sequential
Number                                                       Description                                                Page Number
------                                                       -----------                                                -----------
27.1                                                   Financial Data Schedule                                                   26