Form 10-Q
period 1995-09-30
SOUTH VALLEY BANCORPORATION
filed 1995-11-14
CIK 704171

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended    September 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from____________to____________

                         Commission File No. 2-78293-LA

                           SOUTH VALLEY BANCORPORATION
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                    94-2818095
    (State or other jurisdiction of                  (IRS Employer ID Number)
     incorporation or organization)

  500 TENNANT STATION, MORGAN HILL, CA                        95037
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (408) 848-2161


Former name, address and/or fiscal year, if changed since last report:   NONE

Indicate by check or check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock -- 1,194,697 shares outstanding as of November 10,
1995


                                                                    Page 1 of 26
                                                        Exhibit Index at Page 25

PART I -- FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                            September 30,        December 31,
                                                           1995(Unaudited)          1994*
                                                         -----------------------------------
ASSETS
Cash and due from banks                                   $  10,754,000         $   6,015,000
Federal funds sold                                           19,800,000            13,700,000
                                                          -----------------------------------
   Total cash and cash equivalents                           30,554,000            19,715,000
Securities available-for-sale:
($16,509,000 cost at September 30, 1995;                     16,539,000            10,460,000
$10,554,000 cost at December 31, 1994)
Securities-held-to-maturity:
($18,677,000 market at September 30, 1995;                   18,772,000            16,765,000
$15,876,000 market at December 31, 1994)

Loans, net                                                   85,979,000            88,241,000
Premises and equipment, net                                   5,957,000             4,519,000
Other assets                                                  5,190,000             4,170,000
                                                          -----------------------------------
TOTAL ASSETS                                              $ 162,991,000         $ 143,870,000
                                                          ===================================

LIABILITIES
Deposits:
     Noninterest bearing                                  $  33,165,000         $  30,869,000
     Interest bearing                                       110,147,000            93,772,000
                                                          -----------------------------------
         Total deposits                                     143,312,000           124,641,000
Other liabilities                                             2,530,000             2,977,000
                                                          -----------------------------------
TOTAL LIABILITIES                                           145,842,000           127,618,000

COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 2,000,000
shares; no shares issued
Common stock, no par value; authorized, 4,000,000            11,331,000            11,331,000
shares; issued and outstanding, 1,194,697 shares at
September 30, 1995 and December 31, 1994
Retained earnings                                             5,801,000             4,971,000
Unrealized gain (loss) on securities available-for-sale          17,000               (50,000)
                                                          -----------------------------------
SHAREHOLDERS' EQUITY                                         17,149,000            16,252,000
                                                          -----------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 162,991,000         $ 143,870,000
                                                          ===================================


*Derived from December 31, 1994 audited balance sheets included in the Company's 1994 Annual Report on Form 10-K.

See Notes to Consolidated Condensed Financial Statements

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  Three months ended               Nine months
                                                      September 30,                September 30,
                                                   1995          1994           1995          1994
                                                ----------    ----------     ----------    ----------
INTEREST INCOME
Loans (including fees)                          $2,541,000    $2,424,000     $7,498,000    $6,590,000
Investment securities                              413,000       337,000      1,245,000       969,000
Other                                              279,000       115,000        661,000       329,000
                                                -----------------------------------------------------
     Total interest income                       3,233,000     2,876,000      9,404,000     7,888,000

INTEREST EXPENSE

Deposits                                         1,016,000       744,000      2,910,000     2,015,000
Other                                               29,000        25,000         78,000        70,000
                                                -----------------------------------------------------
     Total interest expense                      1,045,000       769,000      2,988,000     2,085,000

NET INTEREST INCOME                              2,188,000     2,107,000      6,416,000     5,803,000
Provision for credit losses                         90,000        90,000        240,000       255,000
                                                -----------------------------------------------------

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES                      2,098,000     2,017,000      6,176,000     5,548,000

Other income                                       241,000       165,000        869,000       515,000
Other expense                                    1,775,000     1,290,000      5,245,000     3,838,000
                                                -----------------------------------------------------

INCOME BEFORE INCOME TAXES                         564,000       892,000      1,800,000     2,225,000
Provision for income taxes                         231,000       328,000        684,000       829,000
                                                -----------------------------------------------------

NET INCOME                                      $  333,000    $  564,000     $1,116,000    $1,396,000
                                                =====================================================


NET INCOME PER COMMON AND
EQUIVALENT SHARE                                $     0.28    $     0.47     $     0.93    $     1.17
                                                =====================================================



See Notes to Consolidated Condensed Financial Statements

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      Nine months ended
                                                                         September 30,
                                                                  1995                  1994
                                                              -------------         ------------
Increase (decrease) in cash and cash equivalents:
OPERATIONS
Net income                                                    $   1,116,000         $  1,396,000
Reconciliation to net cash (used in) provided by
operations
     Provision for credit losses                                    240,000              255,000
     Depreciation and amortization                                  273,000              132,000
     Origination of loans held for sale                          (1,316,000)            (146,000)
     Proceeds from sale of loans held for sale                      924,000              145,000
     Gain on sale of OREO,                                             --                 (8,000)
     Increase in other assets                                    (1,020,000)            (352,000)
     Increase (decrease) in other liabilities                       268,000             (512,000)
     Increase in deferred loan fees, net                             45,000               63,000
                                                              ----------------------------------
Net cash provided by operations                                     530,000              973,000

INVESTMENT ACTIVITIES
     Proceeds from sale of OREO                                                          935,000
     Proceeds from maturities of securities:
          Held to maturity                                        4,400,000            1,339,000
          Available for sale                                     10,355,000            1,500,000
     Purchase of securities:
          Held to maturity                                       (6,407,000)          (2,920,000)
          Available for sale                                    (16,367,000)          (4,000,000)
     Net increase (decrease) In loans                             2,369,000           (4,239,000)
     Capital expenditures                                        (1,711,000)          (2,233,000)
                                                              ----------------------------------
Net cash used for investment activities                          (7,361,000)          (9,618,000)

FINANCING ACTIVITIES
     Net increase in deposit accounts                            18,671,000           10,440,000
     Net decrease in other borrowings                              (714,000)              --
     Payment of cash dividends                                     (287,000)             (96,000)
                                                              ----------------------------------
Net cash provided by financing activities                        17,670,000           10,344,000
                                                              ----------------------------------
Net increase in cash and cash equivalents                        10,839,000            1,699,000
Cash and cash equivalents, beginning of period                   19,715,000           16,243,000
                                                              ----------------------------------
Cash and cash equivalents, end of period                      $  30,554,000         $ 17,942,000
                                                              ==================================

OTHER CASH FLOW INFORMATION

     Interest paid                                            $   2,963,000         $  2,187,000
     Income taxes paid                                        $     844,000         $    660,000


See Notes to Consolidated Condensed Financial Statements

SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 1995 (Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 1995 and December 31, 1994, and the results of operations and cash flows for the three and nine month periods ended September 30, 1995 and 1994.

Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 1995 may not necessarily be indicative of the operating results for the full year.

2. BRANCH ACQUISITIONS

The Bank purchased certain assets and assumed certain liabilities of the San Juan Bautista branch of Bank of America, NT&SA as of the close of business on February 16, 1995. As a result of the transaction the Bank assumed deposit liabilities of $8,514,000, received cash of $7,560,000, and acquired tangible assets valued at approximately $688,000. This transaction resulted in approximately $266,000 of intangible assets, representing the excess of the liabilities assumed over the fair value of the tangible assets acquired.

On August 31, 1995, the Bank entered into an agreement to purchase the deposits of the Comerica Bank--California branch in Gilroy. Applications for approval of the purchase have been filed with regulatory authorities. If approved, the purchase is expected to be completed in December 1995. The Bank will assume approximately $9,000,000 in deposits and will receive cash which will be invested in interest earning assets. The transaction is expected to result in approximately $130,000 of intangible assets, representing the excess of the deposit liabilities assumed over the cash received.

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

The carrying value and approximate market value of securities at September 30, 1995 and December 31, 1994 are as follows:


                                                       September 30, 1995
                                          -------------------------------------------
                                                      Unrealized  Unrealized   Market
In thousands                              Book Value     Gains       Loss      Value
                                          -------------------------------------------
SECURITIES AVAILABLE-FOR-SALE:

  U.S. Treasury and agency securities     $15,517     $    43     $     7     $15,553
  Other                                       992                       6         986
                                          -------------------------------------------
Total                                     $16,509     $    43     $    13     $16,539
                                          ===========================================
SECURITIES HELD-TO-MATURITY:

  U.S. Treasury and agency securities     $ 8,005     $  --       $   164     $ 7,841
  State and municipal obligations           5,714          59          23       5,750
  Other                                     5,053          66          33       5,086
                                          -------------------------------------------
Total                                     $18,772     $   125     $   220     $18,677
                                          ===========================================


                                                       December 31, 1994
                                          -------------------------------------------
                                                      Unrealized  Unrealized   Market
In thousands                              Book Value     Gains       Loss      Value
                                          -------------------------------------------
SECURITIES AVAILABLE-FOR-SALE:

  U.S. Treasury and agency securities     $ 7,962     $    14     $    87     $ 7,889
  State and municipal obligations           1,567           1           9       1,559
  Other                                     1,015        --             3       1,012
                                          -------------------------------------------
Total                                     $10,544     $    15     $    99     $10,460
                                          ===========================================
SECURITIES HELD-TO-MATURITY:

  U.S. Treasury and agency securities     $11,583     $  --       $   770     $10,813
  State and municipal obligations           5,182          19         138       5,063
                                          -------------------------------------------
Total                                     $16,765     $    19     $   908     $15,876
                                          ===========================================


4.  LOANS AND ALLOWANCE FOR CREDIT LOSSES

The activity in the allowance for credit losses is summarized as follows:


                                           Three months ended      Nine months ended
                                              September 30,           September 30,
In thousands                                1995        1994       1995         1994
                                          -------------------------------------------
Beginning balance                         $ 1,165     $ 1,309     $ 1,331     $ 1,246
Provision charged to expense                   90          90         240         255
Loans charged-off                             (29)         (2)       (424)       (140)
Recoveries                                      1          31          80          67
                                          -------------------------------------------
Ending balance                            $ 1,227     $ 1,428     $ 1,227     $ 1,428
                                          ===========================================


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

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure." Under the new standards, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statements 114 and 118 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The implementation of Statements 114 and 118 did not have a material effect on the Company's financial position or operating results for the three and nine month periods ended September 30, 1995, respectively.

Management believes that the allowance for credit losses at September 30, 1995 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

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

Real estate and other assets acquired in satisfaction of indebtedness are recorded at the lower of estimated fair market value net of anticipated selling costs or the recorded loan amount, and the difference, if any, between this and the loan amount is treated as a loan loss. Costs of maintaining other real estate owned and gains or losses on the subsequent sale are reflected in current earnings.

Nonperforming loans and other real estate owned (foreclosed properties) are summarized below:



    In thousands                                           September 30, 1995         December 31, 1994
                                                           --------------------------------------------
    Past due 90 days or more and still accruing:
         Real estate                                       $   57                     $  543
         Commercial                                           252                        171
         Installment and other                                  5                         13
                                                           ---------------------------------
       Total                                                  314                        727
                                                           ---------------------------------
    Nonaccrual:
         Real estate                                          805                      1,073
         Commercial                                           966                        132
         Installment and other                                 12                         55
                                                           ---------------------------------
       Total                                                1,783                      1,260
                                                           ---------------------------------
    Total non-performing loans                             $2,097                     $1,987
                                                           =================================

                                                           ---------------------------------
    Other real estate owned                                $2,971                     $1,627
                                                           =================================


5.  COMMITMENTS AND CONTINGENCIES

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $35,000,000 and standby letters of credit of $1,254,000 at September 30, 1995. However, all such commitments will not necessarily culminate in actual extensions of credit by the Bank during 1995.

Approximately $10,584,000 of loan commitments outstanding at September 30, 1995 relate to real estate construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans, and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. The Bank evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits, debt or equity securities or business assets.

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

6. NET INCOME PER SHARE COMPUTATION

Net income per common and equivalent share is calculated using weighted average shares and the dilutive effect of stock options outstanding during the period totaling 1,194,697 for the three and nine month periods ended September 30, 1995.

7.  CASH DIVIDENDS

On January 19, 1995 the Board of Directors declared a cash dividend of $.08 per common share payable February 15, 1995 to shareholders of record on February 1, 1995. On April 20, 1995 the Board of Directors declared a cash dividend of $.08 per common share payable May 5, 1995 to shareholders of record as of April 28, 1995. On July 18, 1995 the Board of Directors declared a cash dividend of $.08 per common share payable August 23, 1995 to shareholders of record as of August 9, 1995. On October 19, 1995 the Board of Directors declared a cash dividend of $.08 per common share payable November 15, 1995 to shareholders of record as of November 2, 1995.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF FINANCIAL RESULTS

At September 30, 1995, total assets of South Valley Bancorporation were $162,991,000 an increase of $19,121,000, or 13.29% over December 31, 1994 total assets of $143,870,000. Average total assets for the quarter and nine months ended September 30, 1995 were $158,658,000 and $150,161,000, respectively.

In February 1995, the Bank purchased certain assets and assumed certain liabilities of the San Juan Bautista branch of Bank of America, NT&SA. This transaction resulted in an increase in total assets of the Bank of approximately $8,514,000. The Bank also experienced growth in deposits in its other branches in Morgan Hill, Gilroy and Hollister. The increase in total assets at September 30, 1995 compared to December 31, 1994 was primarily invested in the Bank's securities portfolio, federal funds sold and fixed assets acquired as part of the San Juan Bautista purchase.

Loans , net of deferred loan fees and the allowance for loan losses, at September 30, 1995 were $85,979,000 compared to $88,241,000 at December 31, 1994, a decrease of $2,262,000, or 2.58%. The following table describes the changes in the composition of the loan portfolio, not including any adjustment for deferred loan fees and the allowance for loan losses, from December 31, 1994 to September 30, 1995:


                           September 30,  December 31,      Dollar     Percentage
                                1995           1994         Change       Change
                           ------------------------------------------------------
Real estate construction   $ 14,309,000   $ 33,619,000   $(19,310,000)   -57.44%
Real estate, other           29,744,000     16,813,000     12,931,000     76.91%
Commercial                   30,377,000     28,057,000      2,320,000      8.27%
Installment                  13,317,000     11,579,000      1,738,000     15.01%
                           ------------------------------------------------------
Total                      $ 87,747,000   $ 90,068,000   $ (2,321,000)    -2.58%
                           ======================================================


Investment securities were $35,311,000 at September 30, 1995 compared to $27,225,000 at December 31, 1994 representing an increase of $8,086,000, or 29.70%. Of the $35,311,000 outstanding at September 30, 1995 $16,539,000 was designated as available-for-sale and carried at market value. The amortized cost of securities designated as available-for-sale at September 30, 1995 was $16,509,000.

Securities designated as held-to-maturity at September 30, 1995 were carried at an amortized cost of $18,772,000. The estimated market value of the held-to-maturity portfolio at September 30, 1995 was $18,677,000. The held-to-maturity portfolio at September 30, 1995 consists primarily of securities issued by U.S. government-sponsored agencies (FNMA, FHLMC and FHLB) and investment grade municipal bonds with maturities within five years. Investment securities classified as held-to-maturity are recorded at amortized cost based on the Company's intent and ability to hold such securities to maturity.

During the first nine months of 1995, the Bank made $22,274,000 of securities purchases to replace $14,255,000 of securities which matured and to more fully employ excess liquidity generated by growth in deposits and a reduction in net loans outstanding. Federal funds sold of $19,800,000 at September 30, 1995 represent an increase of $6,100,000, or 44.53%, over $13,700,000 in federal funds sold at December 31, 1994.

Total deposits of $143,312,000 at September 30, 1995 represent an increase of $18,671,000, or 14.98%, from $124,641,000 at December 31, 1994. The following table describes changes in the composition of deposits from December 31, 1994 to September 30, 1995.


                              September 30,  December 31,      Dollar     Percentage
                                   1995          1994          Change       Change
                              ------------------------------------------------------
Demand, noninterest bearing   $ 33,165,000   $ 30,869,000   $ 2,296,000       7.44%
Demand, interest bearing        38,300,000     31,823,000     6,477,000      20.35%
Savings                         36,229,000     31,844,000     4,385,000      13.77%
Time                            35,618,000     30,105,000     5,513,000      18.31%
                              ------------------------------------------------------
                              $143,312,000   $124,641,000   $18,671,000      14.98%
                              ======================================================


Core deposits (time deposits less than $100,000, demand and savings) gathered in the local communities served by the Bank continue to be the Bank's primary source of funds for loans and investments. Core deposits of $130,749,000 represented 91.2% of total deposits at September 30, 1995 compared to $113,478,000 and 91.0% of total deposits at December 31, 1994. The Company has never purchased funds through deposit brokers.

THIRD QUARTER 1995 AND 1994

Net income for the third quarter of 1995 was $333,000, or $0.28 per share, compared to $564,000, or $.47 per share, for the comparable period in 1994. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

NET INTEREST INCOME

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income include:


                                                                      Three months ended September 30,
                                                                 1995                                 1994
-----------------------------------------------------------------------------------      ----------------------------------
                                                     Avg.                    Avg.          Avg.                      Avg.
In thousands (except percentages)                   Balance     Interest   Yield(1)      Balance     Interest      Yield(1)
-----------------------------------------------------------------------------------      ----------------------------------
ASSETS:
Earning assets:
  Loans(2)                                          $ 91,206    $2,541         11.1%     $ 91,620     $2,424          10.5%

Investment securities:
  Taxable                                             22,657       337          5.9%       17,502        248           5.6%
  Non-taxable(3)                                       5,974       116          7.8%        7,039        134           7.6%
Federal funds sold                                    19,671       279          5.7%       10,194        115           4.5%
                                                    -------------------------------      ---------------------------------
Total interest earning assets                        139,508     3,273          9.4%      126,355      2,921           9.2%


Cash and due from banks                                9,729                                7,112
Other assets net of deferred loan fees and
  allowance for loan losses(4)                         9,422                                4,694
                                                    --------                             --------
  Total                                             $158,658                             $138,161
                                                    ========                             ========


LIABILITIES & SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Demand deposits                                   $ 36,663    $  242          2.6%     $ 30,805     $  190           2.4%
  Time deposits                                       72,168       774          4.3%       65,017        554           3.4%
  Other borrowings                                     1,660        29          7.0%        1,111         25           8.9%
                                                    -------------------------------      ---------------------------------
Total interest bearing liabilities                   110,491     1,045          3.8%       96,933        769           3.1%
Demand deposits                                       30,378                               24,065
Other liabilities                                      1,756                                1,453
                                                    --------                             --------
Total liabilities                                    141,625                              122,451
Shareholders' equity                                  17,033                               15,710
                                                    --------                             --------
  Total                                             $158,658                             $138,161
                                                    ========                             ========

Net taxable equivalent interest
income and margin                                               $2,228          6.4%                  $2,152           6.8%
                                                                ===================                   ====================


(1) Annualized
(2) Loan interest income includes fee income of $275,000 and $254,000 for the quarters ended September 30, 1995 and 1994, respectively.
(3) Tax exempt interest income has been adjusted to fully taxable equivalent basis using the Federal statutory rate of 34% ($40,000 and $45,000 for the quarters ended September 30, 1995 and 1994, respectively).
(4) Includes the average allowance for loan losses of $1,220,000 and $1,369,000, and average deferred loan fees of $508,000 and $646,000 for the quarters ended September 30, 1995 and 1994, respectively.

Net taxable equivalent interest income for the quarter ended September 30, 1995 was $2,228,000 representing an improvement of $76,000 or 3.53% over $2,152,000 for the comparable period in 1994. As a percentage of average earning assets, net taxable equivalent interest margin for the third quarter of 1995 declined to 6.4% from 6.8% in the same period one year earlier. The decrease in net taxable equivalent interest margin is primarily due to a decline in net loans (the highest yielding component of earning assets) and increases in investment securities and federal funds sold combined with an increase in the cost of deposits.

Taxable equivalent interest income in the quarter ended September 30, 1995 was $3,273,000 representing an increase of $352,000, or 12.05 %, over $2,921,000 for the third quarter of 1994. The increase in taxable equivalent interest income was primarily due to increases in the volume of average earning assets and rates earned on such assets. Earning assets averaged $139,508,000 in the quarter ended September 30, 1995 compared to $126,355,000 in the same period in 1994, representing an increase of $13,153,000, or 10.41%. The increase in average earning assets was centered in investment securities and federal funds sold which increased $13,567,000, or 39.06%, partially offset by a decline of $414,000, or .45%, in total loans. In addition, the average yield on interest earning assets increased to 9.4% in the third quarter of 1995 compared to 9.2% for the third quarter of 1994.

Partially offsetting the increase in taxable equivalent interest income was an increase in the cost of liabilities, primarily insured deposits, funding the growth in average earning assets. Interest expense for the three months ended September 30, 1995 was $1,045,000 and represented an increase of $276,000, or 35.9%, over $769,000 for the third quarter of 1994. During the three months ended September 30, 1995, the average rate paid by the Bank on interest-bearing liabilities was 3.8% compared to 3.1% for the same period in 1994. In addition to the increase in rates, interest expense was impacted by an increase in the volume of average interest bearing liabilities. Average interest bearing liabilities were $110,491,000 in the quarter ended September 30, 1995 compared to $96,933,000 for the same period in 1994, an increase of $13,558,000, or 14.0%. An increase in average noninterest bearing demand deposits also contributed to the improvement in net taxable equivalent interest during the quarter. Average noninterest bearing demand deposits were $30,378,000 for the quarter ended September 30, 1995 compared to $24,065,000 for the same quarter in 1994, an increase of $6,313,000, or 26.23%.

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

The Bank's loans are virtually all made within its defined market area of South Santa Clara and San Benito counties. Real estate construction loans, the majority of which are for the construction of single family residential properties, of $14,309,000 represented 16.31% of total loans at September 30, 1995. In addition, $29,744,000, or 33.90%, of the Bank's loans were real estate term loans. These loans were primarily made to Bank depositors and secured by first deeds of trust on commercial and residential properties in the Bank's primary service area having original loan to value ratios not exceeding 75%. Commercial loans of $30,377,000 represented 34.62% of total loans at September 30, 1995. The Bank's commercial loans are not concentrated in any particular industry. The Bank's service area is somewhat dependent on the economy of the greater Santa Clara Valley, generally known as Silicon Valley, which has a concentration of technology companies, and accordingly, the ability of the Bank's borrowers to repay loans may be affected by the performance of this sector of the economy. At September 30, 1995, virtually all loans were collateralized, and the majority have adjustable rates. Generally, real estate loans are secured by real property, and commercial and other loans are secured by bank deposits and business or personal assets. Repayment is generally expected from the sale of the related property for real estate construction loans and from the cash flow of the borrower for commercial and other loans.

In the third quarter of 1995, the Bank increased its provision for loan losses through a charge to earnings of $90,000. The provision is equal to $90,000 for the same period in 1994. Loan balances of $29,000, which were previously identified and fully reserved for, were charged-off in the third quarter of 1995 compared to $2,000 charged-off in the third quarter of 1994. Recoveries of loan balances previously charged-off were $1,000 for the quarter ended September 30, 1995 compared to $31,000 for the same period in 1994. See Note 4 of the consolidated condensed financial statements at page 6 of this document for further discussion of nonperforming loans and the allowance for credit losses.

At September 30, 1995 the allowance for credit losses was $1,227,000, or 1.40% of total loans, compared to $1,331,000, or 1.45%, at December 31, 1994

Management believes that the allowance for loan losses is at an adequate level for known and anticipated future risks inherent in the loan portfolio. However, the Company's loan portfolio, particularly the real estate related segments, may be adversely affected if California's economic conditions and the Santa Clara County real estate market weaken. As a result, the level of nonperforming loans, the provision for loan losses and the level of the allowance for loan losses may increase.

OTHER INCOME AND EXPENSE

Other income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $241,000 for the third quarter of 1995 compared to $165,000 for the third quarter of 1994. Growth in other income resulted primarily from increases in service charges related to deposit accounts. Other income includes premiums generated by the sale of the guaranteed portion of SBA loans. The Bank had no such sales and earned no premiums for the sale of SBA loans in the third quarter of 1994. Bank management evaluates conditions in the secondary market for SBA loans and the composition of the Bank's earning assets to determine whether to sell SBA loans. At September 30, 1995, the Bank had approximately $275,000 of SBA loans available for sale.

Noninterest expense increased $522,000, or 40.46%, to $1,812,000 in the quarter ended September 30, 1995 from $1,290,000 in the same period one year earlier. As a percentage of average earning assets, other expenses, on an annualized basis, increased to 5.1% in the third quarter of 1995 from 4.1% in the third quarter of 1994. Increases in noninterest expense are attributed primarily to increases in salary and benefit expense and data processing expense.

Salary and benefits expense was $857,000 in the quarter ended September 30, 1995 compared to $770,000 in the same period one year earlier. The increase in salary and benefits expense is primarily due to increased headcount as a result of the addition of the San Juan Bautista branch and expanded business hours in previously existing Bank branches.

Data processing expense of $137,000 in the third quarter of 1995 represents a substantial increase over 1994 expense of $20,389 as a result of the decision by the Bank to outsource the function during the fourth quarter of 1994. This decision resulted in the redeployment of employees previously associated with the Bank's internal data processing to other areas of the Bank or, in some cases, the elimination of those positions.

The Bank also experienced increases in advertising, depreciation, postage and ATM network charges during the quarter ended September 30, 1995 compared to the same period in 1994. These expenses are primarily associated with purchase of the San Juan Bautista branch and relocation of the Bank's Gilroy and Hollister branches to larger offices.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Net income for the nine months ended September 30, 1995 was $1.116.000, or $0.93 per share, compared to $1,396,000, or $1.17 per share, for the comparable period in 1994. The following discussion highlights changes in certain items in the consolidated condensed statements of income.

NET INTEREST INCOME

Net interest income, the difference between interest earned on loans and investments and interest paid on deposits, is the principal component of the Bank's earnings. The components of net interest income are as follows:


                                                                              Nine months ended September 30,
                                                                      1995                                    1994
------------------------------------------------------------------------------------------     ----------------------------------
                                                         Avg.                       Avg.         Avg.                      Avg.
In thousands (except percentages)                       Balance      Interest     Yield(1)     Balance       Interest    Yield(1)
------------------------------------------------------------------------------------------     ----------------------------------
ASSETS:
Earning assets:
  Loans(2)                                              $ 87,603     $7,429        11.3%       $ 87,965      $6,590       10.0%

Investment securities
  Taxable                                                 22,483      1,070         6.3%         15,784         692        5.8%
  Non-taxable(3)                                           6,540        371         7.6%          7,446         420        7.5%
Federal funds sold                                        15,231        661         5.8%         11,193         329        3.9%
                                                        -------------------------------        -------------------------------
Total interest earning assets                            131,857      9,531         9.6%        122,388       8,031        8.8%


Cash and due from banks                                    8,725                                  7,001
Other assets net of deferred loan fees and
  allowance for loan losses(4)                             9,579                                  4,318
                                                        --------                               --------
  Total                                                 $150,161                               $133,707
                                                        ========                               ========

LIABILITIES & SHAREHOLDERS' EQUITY

Interest bearing liabilities
  Demand deposits                                       $ 34,931        714         2.7%       $ 29,992         498        2.2%
  Time deposits                                           69,359      2,196         4.2%         62,750       1,517        3.2%
  Other borrowings                                         1,432         41         3.8%          1,505          70        6.2%
                                                        -------------------------------        -------------------------------
Total interest bearing liabilities                       105,722      2,951         3.7%         94,247       2,085        3.0%
Demand deposits                                           26,867                                 23,132
Other liabilities                                            846                                  1,020
                                                        --------                               --------
Total liabilities                                        133,435                                118,399
Shareholders' equity                                      16,726                                 15,308
                                                        --------                               --------
  Total                                                 $150,161                               $133,707
                                                        ========                               ========
Net taxable equivalent interest
income and margin                                                    $6,580         6.7%                     $5,946        6.5%
                                                                     ==================                      =================


(1) Annualized
(2) Loan interest income includes fee income of $741,000 and $943,000 for the periods ended September 30, 1995 and 1994, respectively.
(3) Tax exempt interest income has been adjusted to fully taxable equivalent basis using the Federal statutory rate of 34% ($127,000 and $143,000 for the nine months ended September 30, 1995 and 1994, respectively).
(4) Includes the average allowance for loan losses of $1,266,000 and $1,323,000, and average deferred loan fees of $511,000 and $601,000 for the nine months ended September 30, 1995 and 1994, respectively.

Net taxable equivalent interest income for the nine months ended September 30, 1995 was $6,580,000 representing an increase of $634,000, or 10.66%, over $5,946,000 for the comparable period in 1994. As a percentage of average earning assets, net taxable equivalent interest margin for the first nine months of 1995 improved to 6.7% from 6.5% in the same period one year earlier. The increase in net taxable equivalent interest margin is primarily due to an increase in taxable equivalent interest income.

Taxable equivalent interest income recognized in the nine months ended September 30, 1995 was $9,531,000 representing an increase of $1,500,000, or 18.68%, over
$8,031,000 for the same period of 1994. The increase in taxable equivalent interest income was primarily due to increases in the volume of average earning assets and rates earned on such assets. Earning assets averaged $131,857,000 in the nine months ended September 30, 1995 compared to $122,388,000 in the same period in 1994, an increase of $9,469,000, or 7.73%. The increase in average earning assets included increases in investment and federal funds sold balances of $5,793,000, and $4,038,000, respectively. Average loans for the first nine months of 1995 and 1994 were $87,603,000 and $87,965,000, respectively. In addition, the average yield on interest earning assets increased to 9.6% in the first nine months of 1995 compared to 8.8% for the first nine months of 1994. Loan fees recognized during the first nine months of 1995 decreased to $741,000 compared to $943,000 one year earlier as a result of decreased loan volume.

Partially offsetting the increase in taxable equivalent interest income was an increase in the cost of liabilities funding the growth in average earning assets. Interest expense for the nine months ended September 30, 1995 was $2,951,000 and an increase of $866,000, or 41.53% over $2,085,000 for the nine months ended September 30, 1994. During the nine months ended September 30, 1995, the average rate paid by the Bank on interest-bearing liabilities was 3.7% compared to 3.0% for the same period in 1994, primarily reflecting changes in market rates of interest. In addition to the increase in rates, interest expense was impacted by an increase in the volume of average interest bearing liabilities. Average interest bearing liabilities were $105,722,000 in the nine months ended September 30, 1995 compared to $94,247,000 for the same period in 1994, an increase of $11,475,000, or 12.18%. The increase in average noninterest bearing demand deposits also contributed to the improvement in net taxable equivalent interest during the quarter. Average noninterest bearing demand deposits were $26,867,000 for the first nine months of 1995 compared to $23,132,000 for the same period in 1994, an increase of $3,735,000, or 16.15%.

PROVISION FOR CREDIT LOSSES

For the first three quarters of 1995, the Bank increased its provision for loan losses through a charge to earnings of $240,000. The provision compares to $255,000 for the same period in 1994. The decrease in loan loss provision for the comparable periods is primarily attributed to the decrease in loan balances at September 30, 1995. Loan balances of $424,000, which were previously identified and were fully reserved for, were charged-off in the first nine months of 1995 compared to $140,000 charged-off in the same period of 1994. Recoveries of loan balances previously charged-off were $80,000 for the period ended September 30, 1995 compared to $67,000 for the same period in 1994. See
Note 4 of the consolidated condensed financial statements at page 6 of this document for further discussion of nonperforming loans and the allowance for credit losses.

OTHER INCOME AND EXPENSE

Other income consists primarily of service charges on deposit accounts and fees for miscellaneous services. Total other income was $869,000 for the nine months ended September 30, 1995 as compared to $515,000 for the same period of 1994. Other income included certain non-recurring operational adjustments of approximately $130,000 resulting from conversion of the Bank's computer systems. Excluding these adjustments, growth in other income resulted primarily from increases in deposit-related service charges of $118,000, reflecting an increase in the number of deposit accounts served by the Bank, and $70,000 of premiums earned on the sale of SBA guaranteed loans, as compared to $14,000 during the same period in 1994.

Noninterest expense increased $1,444,000, or 37.62%, to $5,282,000 in the period ended September 30, 1995 as compared to $3,838,000 in the same period one year earlier. As a percentage of average earning assets, other expenses, on an annualized basis, increased to 5.34% in the first three quarters of 1995 as compared to 4.21% in the first three quarters of 1994. Increases in noninterest expense are attributed primarily to increases in salary and benefit expense and data processing expense.

Salary and benefits expense was $2,535,000 in the nine months ended September 30, 1995 compared to $2,080,000 in the same period one year earlier. The increase in salary and benefits expense is primarily due to increased headcount as a result of the addition of the San Juan Bautista branch and expanded business hours in previously existing branches.

Data processing expense of $362,000 for the first three quarters of 1995 is a net increase over 1994 of $36,000 as a result of the decision by the Bank to outsource the function during the fourth quarter of 1994. Data processing expenses for 1994 do not include the salary and benefits of persons associated with the data processing function. When the data processing function was transferred to an outside vendor, the Bank redeployed or eliminated personnel.

The Bank also experienced increases in advertising, depreciation, professional fees, postage and ATM network charges during the nine months ended September 30, 1995 compared to the same period in 1994. These expense increases were primarily the result of the purchase of the San Juan Bautista branch and relocation of the existing Gilroy and Hollister branches to new offices.

Finally, the Bank received a Federal Deposit Insurance Corporation (FDIC) deposit assessment refund of approximately $79,000 in the quarter ended September 30, 1995. The Bank consequently reversed $31,000 in year-to-date FDIC insurance expense and wrote off its remaining unamortized prepaid FDIC assessments totaling $48,000.

LIQUIDITY AND INTEREST RATE SENSITIVITY

LIQUIDITY

Liquidity management refers to the Bank's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and withdrawal requirements of its customers. Both assets and liabilities contribute to the Bank's liquidity position. Assets such as cash and due from banks, federal funds sold and investment securities, as well as loan repayments, contribute to liquidity. Of greater significance are the diverse sources comprising the Bank's funding base. These include demand deposits, interest bearing accounts and time deposits.

Liquidity is measured by various ratios, the most common being the ratio of cash, deposits with other banks, federal funds sold and unpledged securities to total deposits. At September 30, 1995 this ratio was 43.8% as compared to 35.3% at December 31, 1994. Another key liquidity ratio is gross loans to total deposits. This ratio was 61.2% at September 30, 1995 and 72.3% at December 31, 1994. The decline in loan to deposit ratio is attributable to low loan demand in the Bank's primary service area combined with the purchase of the San Juan Bautista office, which generated $8,514,000 in deposits new to the Bank. The San Juan Bautista purchase did not include the acquisition of any loans.

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

The following table sets forth the distribution of repricing opportunities, based on contractual terms, of the Bank's earning assets and interest bearing liabilities at September 30, 1995, the interest rate sensitivity gap (i.e. interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap, the interest rate sensitivity gap ratio (i.e. interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative interest rate sensitivity gap ratio:


In thousands (except ratios):
------------------------------------------------------------------------------------------------------------------------------------
                                                             Over thirty     Over three       Over one
  Assets and liabilities which              Immediately and   days and       months and       year and      Over five
      mature or reprice:                    within 30 days   within three    within one      within five      years          Total
                                                                months          year           years
------------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:

Federal funds sold                           $  19,800                                                                     $  19,800

Investment securities                              498       $   5,689       $   3,774       $  24,012      $   1,308         35,281

Loans                                           52,161             956          15,392          10,870          5,029         84,408
------------------------------------------------------------------------------------------------------------------------------------
Period total                                    72,459           6,645          19,166          34,882          6,337        139,489
------------------------------------------------------------------------------------------------------------------------------------
Cumulative total                                72,459          79,104          98,270         133,152        139,489
------------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:

  Interest bearing demand                       38,661                                                                        38,661

  Savings                                       36,912                                                                        36,912

  Time certificates                              5,982           4,470          19,228           5,938                        35,618

  Other borrowings                                               1,187                                                         1,187
------------------------------------------------------------------------------------------------------------------------------------
Period total                                    81,555           5,657          19,228           5,938           --        $ 112,378
------------------------------------------------------------------------------------------------------------------------------------
Cumulative total                             $  81,555       $  87,212       $ 106,440       $ 112,378      $ 112,378
------------------------------------------------------------------------------------------------------------------------------------
Amounts

Interest rate sensitivity gap                   (9,096)            988             (62)         28,944          6,337

Cumulative interest rate                        (9,096)         (8,108)         (8,170)         20,774         27,111
sensitivity gap

Ratios:

Interest rate sensitivity gap                     0.89            1.17            1.00            5.87            n/a

Cumulative interest rate                          0.89            0.91            0.92            1.18           1.24
sensitivity gap




Management has historically maintained a negative (less than 1.00) cumulative interest rate sensitivity gap within one year. This mismatch in gap is largely a result of the Bank's practice of pricing its demand and savings accounts on a floating rate index based on the prime rate. Volatile interest rate fluctuations are detrimental to the net interest margin in the instance of rapidly rising interest rates. In a rising interest rate environment, certificates of deposit are priced to encourage a lengthening in average maturity and reduce the mismatch in gap.

CAPITAL RESOURCES

The Company has been able to sustain its growth in capital through profit retention and the exercise of stock options by directors and officers of the Company. In the third quarter of 1995, the Company declared and paid its fifth consecutive cash dividend to shareholders. In the first nine months of 1995 shareholders' equity grew by $897,000 through retention of earnings and appreciation in investments held as available-for-sale, offset by distributions of $287,000 to shareholders in payment of the dividend.

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

At September 30, 1995, the Bank and the Company were in compliance with the risk-based capital and leverage ratios noted above. The following table sets forth the Company's risk-based capital and leverage ratios:


                                       September 30, 1995       December 31, 1994
Dollars in thousands                  Amount       Ratio       Amount        Ratio
----------------------------------------------------------------------------------------
RISK BASED CAPITAL RATIOS
Tier 1 capital                        $ 16,896      15.6%      $ 16,303       15.5%
Total capital                         $ 18,089      16.7%      $ 17,621       16.7%
Total risk adjusted assets            $108,191                 $105,461
LEVERAGE RATIOS
Tier 1 capital to average             $ 16,303      10.3%      $ 16,303       12.1%
total assets
Quarterly average total assets        $158,658                 $134,776



On December 19, 1991, the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The FDICIA, among other matters, substantially revises banking regulations and establishes a framework for determination of capital adequacy of financial institutions. Under the FDICIA, financial institutions are placed into one of five capital adequacy categories as follows: (1) Well capitalized, consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) Adequately capitalized, consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a well capitalized institution; (3) Undercapitalized, consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) Significantly undercapitalized, consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%;
(5) Critically undercapitalized, consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

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

PART II --- OTHER INFORMATION

Item 1.  Legal proceedings.

         None.

Item 2.  Changes in securities.

         None.

Item 3.  Defaults upon senior securities.

         None.

Item 4.  Submission of matters to a vote of security holders.

         None

Item 5.  Other information.

         None.

Item 6.  Exhibits and reports on Form 8-K

         (a)      Exhibits

                  (27.1)   Financial Data Schedule

         (b) Reports on Form 8-K - One report on Form 8-K dated July 21, 1995 reporting $.08 per share cash dividend declared for shareholders of record August 9, 1995 and payable August 23, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 1995                           SOUTH VALLEY BANCORPORATION

                               By
                                   Richard L. Conniff, Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                                  EXHIBIT INDEX


                                                               Sequential
Exhibit Number         Description                            Page Number
--------------         -----------                            -----------
27.1                   Financial Data Schedule                    26