Form 10-K405
period 1995-12-31
SOUTH VALLEY BANCORPORATION
filed 1996-04-01
CIK 704171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the year ended   DECEMBER 31, 1995
                            -------------------

                              OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________

                       COMMISSION FILE NUMBER  2-78293-LA
                                              ------------

                           SOUTH VALLEY BANCORPORATION
                           ---------------------------
              (Exact name of registrant as specified in its charter)

        STATE OF CALIFORNIA                              94-2818095
- ---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


500 Tennant Station, Morgan Hill, California                          95037
- --------------------------------------------                   -----------------
(Address of principal executive offices)                            (Zip code)

Registrant's telephone number, including area code               (408) 778-1510
                                                               -----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


       Title of each class             Name of each exchange on which registered
   Common Stock (no par value)                           None
- ----------------------------------     -----------------------------------------



          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                        ------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ------    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 1996 was $17,412,699. As of March 15, 1996, the registrant had 1,314,166 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into this Form 10-K: (1) Portions of the definitive Proxy Statement for the 1996 annual meeting of shareholders into Part III.

The Index to Exhibits is located at page 60.

                                     PART I

ITEM 1.  BUSINESS

         GENERAL DEVELOPMENT OF BUSINESS.

         South Valley Bancorporation (the "Company") is a California corporation organized in 1982 to act as the bank holding company of South Valley National Bank, a national bank (the "Bank") with headquarters in Morgan Hill and branch offices in Gilroy, Hollister and San Juan Bautista. In 1983, the Company purchased all of the outstanding common stock of the Bank. Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "FRB"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

         The Bank engages in general commercial banking in southern Santa Clara County and in San Benito County, offering traditional commercial banking services to the business, professional and consumer communities, with emphasis on larger consumer accounts, small and mid-size business accounts and professional accounts. To the fullest extent possible, loans are written on a variable rate basis. Commercial, real estate, and consumer loans are offered and are tailored to the individual needs of the borrower. The Bank's marketing efforts focus on local customers, both in selling the Bank's services and attracting deposits. The Bank accepts noninterest-bearing and interest-bearing demand accounts, as well as traditional savings accounts and time certificates of deposit with competitively priced interest rates.

         Regular bank hours are from 9:00 A.M. to 5:00 P.M., Monday through Thursday, and from 9:00 A.M. to 6:00 P.M. on Friday. The Gilroy and Hollister offices are also open from 9:00 A.M. to 12:00 P.M. on Saturday. In the San Juan Bautista office, regular bank hours are from 9:00 A.M. to 6:00 P.M. Monday through Friday. The main offices of the Bank and the Company are located at 500 Tennant Station in Morgan Hill, California, telephone number (408) 778-1510; the Bank's Gilroy office is located at 8000 Santa Teresa Blvd., telephone number (408) 848-2161; the Bank's Hollister office is located at 1730 Airline Highway, telephone number (408) 636-5581; and the Bank's San Juan Bautista office is located at 301 Third Street, telephone number (408) 623-4509.

         The Bank's commercial lending is focused on providing short term loans and lines of credit to professional service firms and local businesses with revenues of less than $15 million. Commercial clients include small retail businesses, light industry manufacturing companies and various professional service firms. Emphasis is placed on the borrower's earnings history, capitalization, secondary sources of repayment (such as accounts receivable) and, in many instances, tertiary sources of repayment (such as personal guarantees or personal assets). Through community involvement in Chambers of Commerce, Rotary Clubs, civic organizations and redevelopment activities, officers of the Bank stay in close contact with the leaders and decision makers within the communities.

         In addition, the Bank offers construction loans, generally for single-family residences and multi-unit projects. Real estate and construction loans are typically secured by first deeds of trust and guarantees from principals of the borrower. The economic viability of the project and the borrower's credit worthiness are primary considerations in the loan underwriting decision. The Bank uses independent local appraisers, conservative loan-to-value ratios (e.g., generally not to exceed 75% of the appraised value of the property) and close monitoring of the projects during construction phases, and, in the absence of rapid declines in real estate values, ultimate collectibility of these secured loans is considered by the Bank's management to be better than the average mix of commercial loans. The Bank does not make long term fixed rate real estate loans and, therefore, material sustained increases or decreases in general interest rate levels have only a short-term effect on the Bank's net yield on real estate loans.

         The Bank engages in consumer lending in the form of home equity loans and lines of credit, loans to individuals for household, family and other personal expenditures and unsecured personal loans. The Bank also issues credit cards to consumers and businesses.

         As of December 31, 1995, commercial loans and lines of credit represented approximately 36.3% of the Company's total loan portfolio, real estate loans approximately 31.7% of the total loan portfolio, and consumer loans approximately 15.0% of the total loan portfolio. Real estate construction loans at December 31, 1995 comprised approximately 17.0% of the loan portfolio.

         The Bank's deposits are principally obtained from individuals, small and medium-size businesses and professional firms. As of December 31, 1995, the Bank had approximately 5,488 accounts, totaling approximately $43,873,000 of noninterest bearing demand deposits, with an average balance of approximately $7,994 and approximately 13,415 accounts totaling $113,996,000 in interest bearing demand, time and savings deposits with an average balance of approximately $8,498. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the legal limit thereon, which is currently $100,000 per depositor.

The Bank had eighty-three (83) full-time employees on December 31, 1995 and the Company had no employees other than unsalaried officers.

         SUPERVISION AND REGULATION

         The common stock of the Company is subject to the registration requirements of the Securities Act of 1933, as amended, and the qualification requirements of the California Corporate Securities Law of 1968, as amended. The Bank's common stock, however, is exempt from such requirements. The Company is also subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, which include, but are not limited to, annual, quarterly and other current reports with the Securities and Exchange Commission.

         The Bank is licensed by the Office of the Comptroller of the Currency (the "OCC"), its deposits are insured by the FDIC, and it is a member of the Federal Reserve System. The Bank has no subsidiaries. Consequently, the Bank is subject to the supervision of, and is regularly examined by, the OCC, the FDIC and the FRB. Such supervision and regulation includes comprehensive reviews of all major aspects of the Bank's business and condition, including its capital ratios, allowance for possible loan losses and other factors. However, no inference should be drawn that such authorities have approved any such factors. The Company and the Bank are required to file reports with the OCC, the FDIC and the FRB and provide such additional information as the Superintendent, FDIC and the FRB may require.

         The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the FRB. The Company is required to obtain the approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 discussed below.

         The Company, and any subsidiaries which it may acquire or organize, are deemed to be "affiliates" of the Bank within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by the Bank to affiliates, and (b) on investments by the Bank in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiary are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

         In addition, regulations of the FRB promulgated under the Federal Reserve Act require that reserves be maintained by the Bank in conjunction with any liability of the Company under any obligation (promissory note, acknowledgement of advance, banker's acceptance or similar obligation) with a weighted average maturity of less than seven (7) years to the extent that the proceeds of such obligations are used for the purpose of supplying funds to the Bank for use in its banking business, or to maintain the availability of such funds.

         The Company and the Bank are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, sale or lease of property or furnishing of services. Section 106(b) of the Bank Holding Company Act Amendments of 1970 generally prohibits a bank from tying a product or service to another product or service offered by the bank, or by any of its affiliates. A prohibited tie-in arrangement would exist where a bank varies the consideration for a product or service on the condition that the customer obtain some additional product or service from the bank or from any of its affiliates, or where as a condition for providing a customer a product or service, the bank requires the customer to purchase another product or service from the bank or from any of its affiliates. These anti-tying restrictions also apply to bank holding companies and their non-bank subsidiaries as if they were banks. Section 106 contains a "traditional bank product" exception permitting a bank to tie a product to a traditional bank product offered by the bank itself, but not by any affiliated bank or non-bank. For example, a bank may offer a discount on a loan on the condition that a customer maintain a deposit account at that bank, however, the bank may not offer a discount on a loan on the condition that a customer maintain a deposit account at an affiliated bank. Effective September 2, 1994, the FRB adopted a rule permitting a bank or a bank holding company to offer a discount on a traditional bank product, or on securities brokerage services to a customer on condition that the customer obtain a traditional bank product from an affiliate. Effective January 23, 1995, the FRB adopted a rule permitting a bank holding company or its non-bank subsidiary to offer a discount on its product or service on condition that a customer obtain any other product or service from that holding company or from any of its non-bank affiliates. The rule permits bank holding companies and their non-bank subsidiaries to offer discounts on packaged products when no affiliated bank is involved in the arrangement (both the tying and tied products are offered by bank holding companies or their non-bank subsidiaries only), and both the tying and tied products are separately available for purchase at competitive prices.

         The FRB and the FDIC have adopted risk-based capital guidelines for evaluating the capital adequacy of bank holding companies and banks. The guidelines are designed to make capital requirements sensitive to differences in risk profiles among banking organizations, to take into account off-balance sheet exposures and to aid in making the definition of bank capital uniform internationally. Under the guidelines, the Company and the Bank are required to maintain capital equal to at least 8.0% of its assets and commitments to extend credit, weighted by risk, of which at least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock, or a limited amount of reserves for credit losses.

         Assets, commitments to extend credit, and off-balance sheet items are categorized according to risk and certain assets considered to present less risk than others permit maintenance of capital at less than the 8% ratio. For example, most home mortgage loans are placed in a 50% risk category and therefore require maintenance of capital equal to 4% of such loans, while commercial loans are placed in a 100% risk category and therefore require maintenance of capital equal to 8% of such loans.

         The guidelines establish two categories of qualifying capital: Tier 1 capital comprised of core capital elements, and Tier 2 comprised of supplementary capital requirements. At least one-half of the required capital must be maintained in the form of Tier 1 capital. Tier 1 capital includes common shareholders' equity and qualifying perpetual preferred stock. However, no more than 25% of the Company's total Tier 1 capital may consist of perpetual preferred stock. The definition of Tier 1 capital for the Bank is the same, except that perpetual preferred stock may be included only if it is noncumulative. Tier 2 capital includes, among other items, limited life (and in the case of banks, cumulative) preferred stock, mandatory convertible securities, subordinated debt and a limited amount of reserve for credit losses.

         The FRB, the OCC and the FDIC also adopted minimum leverage ratios for banking organizations as a supplement to the risk-based capital guidelines.
The leverage ratio is generally calculated using Tier 1 capital (as defined under risk-based capital guidelines) divided by quarterly average net total assets (excluding intangible assets and certain other adjustments). The leverage ratio establishes a limit on the ability of banking organizations, including the Company and the Bank, to increase assets and liabilities without increasing capital proportionately.

         The FRB and the OCC emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a composite rating of 1 under the regulatory rating system for banks and 1 under the regulatory rating system for bank holding companies. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain minimum capital ranging generally from 100 to 200 basis points in excess of the leverage ratio. The FDIC adopted a substantially similar leverage ratio for state non-member banks which established (i) a 3 percent Tier 1 minimum capital leverage ratio for highly-rated banks (those with a composite regulatory rating of 1 and not experiencing or anticipating significant growth); and (ii) a 4 percent Tier 1 minimum capital leverage ratio for all other banks, as a supplement to the risk-based capital guidelines.

         At December 31, 1995, the Bank and the Company are in compliance with the risk-based capital and leverage ratios described above. See Item 7 below for a listing of the Company's risk-based capital ratios at December 31, 1995 and 1994.

         The Company's ability to pay cash dividends is subject to restrictions set forth under Federal law regulating national banks. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The payment of cash dividends and/or management fees by the Bank is subject to restrictions set forth by the OCC, as well as restrictions established by the the FDIC. See Item 5 below for further information regarding the payment of cash dividends by the Company and the Bank.

         COMPETITION

         At December 31, 1995, each of the major banking institutions had one or more offices in the Bank's service area. Additionally, the Bank competes with other independent community banks, savings and loan associations and, to a lesser extent, thrifts and loan companies, credit unions, finance and mortgage banking companies and other miscellaneous financial service providers for deposit and loan customers.

         Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services which the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. Based on the Bank's unimpaired capital and unimpaired surplus of $16,267,000 at December 31, 1995, the Bank's legal lending limit to a single borrower and such borrower's related parties was $2,440,000, plus an additional $1,627,000 provided that it was secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, in excess of the funds outstanding.

         The Company's primary service area is Southern Santa Clara County and San Benito County, which includes the cities of Morgan Hill, Gilroy, Hollister and San Juan Bautista. Based upon data as of the post practicable date, June 30, 1995, there were 30 FDIC insured financial institutions with $976.3 million in deposits servicing this area. The Bank's market share at June 30, 1995 was as follows(1):

                                                                   South Valley
                                                                  National Bank          South Valley
                                        Total Deposits                 Deposits         National Bank
             Service Area               (in thousands)           (in thousands)          Market Share
             ----------------------------------------------------------------------------------------
             Morgan Hill                      $301,016                 $ 59,996                 19.9%
             Gilroy                            333,267                   51,853                 15.6%
             Hollister                         331,543                   20,329                  6.1%
             San Juan Bautista                  10,461                    8,498                 81.2%
             ----------------------------------------------------------------------------------------
             Total                            $976,287                 $140,676                 14.4%
             ========================================================================================


__________________________________

1 Bancpen, June 30, 1995, Sheshunoff(TM) Information Service

         In order to compete with the major financial institutions in its primary service area, the Bank uses to the fullest extent possible the flexibility which is accorded by its independent status. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Bank's officers, directors and employees. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses.

         Banking is a business which depends on interest rate differentials.
In general, the difference between the interest rate paid by the Bank to obtain its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and on securities held in the Bank's portfolio comprise the major portion of the Bank's earnings.

         Commercial banks compete with savings and loan associations, credit unions, other financial institutions and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.

         The interest rate differentials of the Bank, and therefore its earnings, are affected not only by general economic conditions, both domestic and foreign, but also by the monetary and fiscal policies of the United States as set by statutes and as implemented by federal agencies, particularly the FRB. This agency can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States government securities, adjustments in the amount of interest free reserves that banks and other financial institutions are required to maintain, and adjustments to the discount rates applicable to borrowing by banks from the Federal Reserve Board. These activities influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and timing of any future changes in monetary policies and their impact on the Bank are not predictable.

         National banks (whether a holding company subsidiary or not) are limited under applicable provisions of the National Bank Act to acting as an agent for fire, life or other insurance only in locations with a population of 5,000 or less. In recent years, banks and bank holding companies have increasingly sought authorization to expand their product base to include insurance activities. The Federal Deposit Insurance Corporation Improvement Act of 1991 discussed below, generally restricts an insured state bank from engaging as a principal in any activity that is impermissible for a national bank. On January 18, 1995, the United States Supreme Court unanimously upheld a ruling by the OCC that permitted sale of fixed and variable annuities by a national bank and confirmed the authority of the OCC to interpret the powers of national banks under the National Bank Act. The OCC determined that annuities are not insurance products, but rather a type of investment instrument and that the sale of annuities is incidental to the business of banking. It is not certain what impact the decision will have upon the continuing effort of banks and bank holding companies to engage in insurance related activities.

         California law and regulations of the OCC authorize California licensed banks, subject to applicable limitations and approvals of the OCC to
(1) provide real estate appraisal services,
management consulting and advice services, and electronic data processing services; (2) engage directly in real property investment or acquire and hold voting stock of one or more corporations, the primary activities of which are engaging in real property investment; (3) organize, sponsor, operate or render investment advice to an investment company or to underwrite, distribute or sell securities in California; and (4) invest in the capital stock, obligations or other securities of corporations not acting as insurance companies, insurance agents or insurance brokers. In November 1988, Proposition 103 was adopted by California voters. The OCC has established certain procedures to be followed by banks desiring to engage in insurance activities which include filing a report describing (1) a proposed business plan and information regarding the types of insurance products intended to be offered; (2) insurance companies with which the banks intend to conduct business; (3) organization plans; (4) locations at which activities will be conducted; and (5) proposed operational and compliance procedures and policies. The California Department of Insurance regulates application processing, licensing and supervision of insurance activities.

         The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995, effective October 2, 1995, amends the California Financial Code to, among other matters, regulate the operations of state banks to eliminate conflicts with and to implement the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 discussed below. The Caldera Act includes
(1) an election to permit early interstate merger transactions; (2) a prohibition against interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) a prohibition against interstate branching through de novo establishment of California branch offices. The Caldera Act mandates that initial entry into California by an out-of-state institution be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

         The State Bank Parity Act, effective January 1, 1996, eliminates certain existing disparities between California state chartered banks and federally chartered national banks by authorizing the OCC to address such disparities through a streamlined rulemaking process. The OCC has taken action pursuant to the Parity Act to, among other matters, authorize previously impermissible share repurchases by state banks, subject to the prior approval of the OCC.

         The Competitive Equality Banking Act of 1987 (the "1987 Banking Act") also has affected the balance of competition among banks and other non-bank financial institutions. Among other things, the 1987 Banking Act has restricted the growth and formation of so-called "limited service" or "non-bank" banks (institutions which accept deposits or make commercial loans, but do not do both). Other key provisions of the 1987 Banking Act included:
(1) the expansion of the FDIC's authority in arranging supervisory interstate acquisitions and acquisitions of failing banks; (2) the renewal of emergency acquisition authorities; (3) the exemption of assessment income of federal banking agencies from budget restrictions imposed by the Office of Management and Budget and from the budget balancing requirements of the Gramm-Rudman-Hollings Act; (4) a moratorium (which ended on March 1, 1988), prohibiting commercial banks from engaging in insurance or securities activities not approved prior to March 5, 1987; (5) the application of the Glass-Steagall Act to state-chartered banks, prohibiting affiliations with companies principally engaged in securities activities; and (6) new check hold schedules which were implemented on September 1, 1990.

         On August 9, 1989, President Bush signed into law the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). The FIRREA contains provisions which among other things: (1) established two separate financial industry insurance funds, both administered by the FDIC - the Bank Insurance Fund and the Savings Association Insurance Fund; (2) abolished the Federal Home Loan Bank Board and the Federal Savings and Loan Insurance Corporation and established the Office of Thrift Supervision as an office of the Treasury Department, with responsibility for examination and supervision of all savings and loan associations; (3) increased the premiums paid by FDIC-insured institutions; (4) permitted bank holding companies to acquire healthy savings and loan associations; (5) enhanced federal banking agencies' enforcement authority over the operations of all insured depository institutions and increased the civil and criminal penalties that may be imposed in connection with violations of laws and regulations; (6) curtailed investments and certain other activities of state-chartered savings and loan associations; and (7) increased the capital requirements of savings and loan associations.

         On December 19, 1991, President Bush signed the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The FDICIA substantially revises banking regulations, certain aspects of the Federal Deposit Insurance Act and establishes a framework for determination of capital adequacy of financial institutions, among other matters. Under the FDICIA, financial institutions are placed into five capital adequacy categories as follows: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized. The FDICIA authorized the FRB, the OCC and the FDIC to establish limits below which financial institutions will be deemed critically undercapitalized, provided that such limits can not be less than two percent (2%) of the ratio of tangible equity to total assets or sixty-five percent (65%) of the minimum leverage ratio established by regulation. Financial institutions classified as undercapitalized or below are subject to limitations including restrictions related to (i) growth of assets, (ii) payment of interest on subordinated indebtedness, (iii) capital distributions, and (iv) payment of management fees to a parent holding company.

         The FDICIA requires the FRB and the FDIC to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may result in orders to augment capital such as through sale of voting stock, reduction in total assets, and restrictions related to correspondent bank deposits. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or conservator unless the financial institution submits an adequate capitalization plan.

         The FDIC adopted a regulation pursuant to Section 302(a) of the FDICIA, effective on November 2, 1992, amending its regulations on insurance assessments to, among other matters, adopt a recapitalization schedule for the Bank Insurance Fund and establish a transitional risk-based insurance assessment system to replace the uniform assessment rate system previously applicable to insured financial institution members of the Bank Insurance Fund. The regulation requires that each insured institution be assigned to one of three capital groups and one of three supervisory subgroups within each capital group, based upon financial data reported by each institution in it's Report of Income and Condition, as well as supervisory evaluations by the institution's primary federal regulatory agency. The three capital groups have the following characteristics: (1) "Well capitalized" - consisting of institutions having a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater; (2) "Adequately capitalized" - consisting of institutions that are not "well capitalized," but have a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a Tier 1 leverage ratio of 4% or greater; and (3) "Undercapitalized" -consisting of institutions that do not qualify as either "well capitalized" or "adequately capitalized". The three supervisory subgroups have the following characteristics: (A) Subgroup "A" - consisting of financially sound institutions with only a few minor weaknesses; (B) Subgroup "B" - consisting of institutions that demonstrate deterioration of the institution and increased risk of loss to the Bank Insurance Fund; and (C) Subgroup "C" - consisting of institutions that pose a substantial probability of loss to the Bank Insurance Fund unless effective corrective action is taken.

         The annual assessment rate for each insured institution continued at the rate of $0.23 per $100 of deposits through year-end December 31, 1992. Commencing January 1, 1993, the assessment rate was based upon a risk assessment schedule with rates ranging from $0.23 to $0.31 per $100 of deposits utilizing the capital group and supervisory subgroup analysis. On June 25, 1993, the FDIC adopted a permanent risk-based insurance assessment system which retained the transitional system without substantial modification. In late 1994 and early 1995, the FDIC proposed two significant changes to the deposit insurance assessment system to (1) redefine the deposit assessment base which has been defined to equal an institution's total domestic deposits, plus or minus certain adjustments, but without significantly impacting total industry-wide assessments (although significant changes in assessments of individual institutions may occur); and (2) establish a new assessment rate schedule, using the present group and subgroup categories, but with assessment rates varying from $0.04 to $0.31 per $100 of deposits, resulting in a spread between the minimum and maximum rates of $0.27 rather than $0.08. On August 8, 1995, the FDIC voted to reduce the deposit insurance assessment rates to a range from $0.04 to $0.31 per $100 of deposits and subsequently, on November 14, 1995, the FDIC voted again to further reduce the assessment rates to a range from $0 to $0.27 per $100 of deposits, subject to a minimum $2,000 annual assessment for all institutions regardless of classification within the capital group and supervisory subgroup as follows:

                                                            Supervisory Subgroup
                                                  ---------------------------------------------

                  Capital Group                         A                B                 C
                  -------------
                         1                         $ 0.00             $ 0.03           $ 0.17
                         2                           0.03               0.10             0.24
                         3                           0.10               0.24             0.27

           The above assessment rates are effective for the first semiannual assessment period of 1996. Based upon the above risk- based assessment rate schedule, the Company's and Bank's current capital ratios, the Bank's current level of deposits, and assuming no change in the assessment rate applicable to the Bank during 1996, the Company estimates that its annual noninterest expense attributed to assessments will decrease by approximately $130,000 during 1996.

         The FRB and the FDIC adopted regulations effective December 19, 1992, implementing a system of prompt corrective action pursuant to Section 38 of the Federal Deposit Insurance Act and Section 131 of the FDICIA. The regulations establish five capital categories with the following characteristics: (1) "Well capitalized" - consisting of institutions with a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "Adequately capitalized" - consisting of institutions with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "Undercapitalized" - consisting of institutions with a total risk-based capital ratio less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "Significantly undercapitalized" - consisting of institutions with a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; (5) "Critically undercapitalized" - consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

         The regulations established procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. The regulations impose restrictions upon all institutions to refrain from certain actions which would cause an institution to be classified within any one of the three "undercapitalized" categories, such as declaration of dividends or other capital distributions or payment of management fees, if following the distribution or payment the institution would be classified within one of the "undercapitalized" categories. In addition, institutions which are classified in one of the three "undercapitalized" categories are subject to certain mandatory and discretionary supervisory actions. Mandatory supervisory actions include (1) increased monitoring and review by the appropriate federal banking agency; (2) implementation of a capital restoration plan; (3) total asset growth restrictions; and (4) limitation upon acquisitions, branch expansion, and new business activities without prior approval of the appropriate federal banking agency. Discretionary supervisory actions may include (1) requirements to augment capital; (2) restrictions upon affiliate transactions; (3) restrictions upon deposit gathering activities and interest rates paid; (4) replacement of senior executive officers and directors; (5) restrictions upon activities of the institution and its affiliates; (6) requiring divestiture or sale of the institution; and (7) any other supervisory action that the appropriate federal banking agency determines is necessary to further the purposes of the regulations. Further, the federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." The FDICIA also restricts the solicitation and acceptance of, and interest rates payable on, brokered deposits by insured depository institutions that are not "well capitalized." An "undercapitalized" institution is not allowed to solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits in the particular institution's normal market areas or in the market areas in which such deposits would otherwise be accepted.

         Any financial institution which is classified as "critically undercapitalized" must be placed in conservatorship or receivership within 90 days of such determination unless it is also determined that some other course of action would better serve the purposes of the regulations. Critically undercapitalized institutions are also prohibited from making (but not accruing) any payment of principal or interest on subordinated debt without the prior approval of the FDIC and the FDIC must prohibit a critically undercapitalized institution from taking certain other actions without its prior approval, including (1) entering into any material transaction other than in the usual course of business, including investment expansion, acquisition, sale of assets or other similar actions; (2) extending credit for any highly leveraged transaction; (3) amending articles or bylaws unless required to do so to comply with any law, regulation or order;
(4) making any material change in accounting methods; (5) engaging in certain affiliate transactions; (6) paying excessive compensation or bonuses; and (7) paying interest on new or renewed liabilities at rates which would increase the weighted average costs of funds beyond prevailing rates in the institution's normal market areas.

         The capital ratio requirements for the "adequately capitalized" category generally are the same as the existing minimum risk-based capital ratios applicable to the Company and the Bank. It is not possible to predict what effect the prompt corrective action regulation will have upon the Company and the Bank or the banking industry taken as a whole in the foreseeable future.

         Under the FDICIA, the federal financial institution agencies have adopted regulations which require institutions to establish and maintain comprehensive written real estate policies which address certain lending considerations, including loan-to-value limits, loan administrative policies, portfolio diversification standards, and documentation, approval and reporting requirements. The FDICIA further generally prohibits an insured national bank from engaging as a principal in any activity which would pose a significant risk to the Bank Insurance Fund or that might impact the bank's ability to continue to be within applicable capital standards. Similar restrictions apply to subsidiaries of insured banks. The Company does not currently intend to engage in any activities which would be restricted or prohibited under the FDICIA.

         As required by the FDICIA, the federal financial institution agencies solicited comments in September 1993 on a method of incorporating an interest rate risk component into the current risk-based capital guidelines, with the goal of ensuring that institutions with high levels of interest rate risk have sufficient capital to cover their exposures. Interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition. Under the proposal, interest rate risk exposures would be quantified by weighing assets, liabilities and off-balance sheet items by risk factors which approximate sensitivity to interest rate fluctuations. As proposed, institutions identified as having an interest rate risk exposure greater than a defined threshold would be required to allocate additional capital to support this higher risk. Higher individual capital allocations could be required by the bank regulators based on supervisory concerns. The agencies adopted a final rule effective September 1, 1995 which is substantially similar to the proposed rule, except that the final rule does not establish (1) a measurement framework for assessing the level of a bank's interest rate exposure; nor (2) a minimum level of exposure above which a bank will be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. The agencies also solicited comments on and are continuing their analysis of a proposed policy statement which would establish a framework to measure and monitor interest rate exposure.

         The federal financial institution agencies published a final rule on July 10, 1995 to be effective on August 9, 1995, implementing safety and soundness standards. The FDICIA added a new Section 39 to the Federal Deposit Insurance Act which required the agencies to establish safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; (7) asset quality, earnings and stock valuation; and (8) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. The agencies issued the final rule in the form of guidelines only for operational, managerial and compensation standards and reissued for comment proposed standards related to asset quality and earnings which are less restrictive than the earlier proposal in November 1993. Unlike the earlier proposal, the guidelines under the final rule do not apply to depository institution holding companies and the stock valuation standard was eliminated.

         If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. Under the final rule, an institution must file a compliance plan within 30 days of a request to do so from the institution's primary federal regulatory agency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

         The FRB issued final amendments to its risk-based capital guidelines to be effective December 31, 1994, requiring that net unrealized holding gains and losses on securities available for sale determined in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are not to be included in the Tier 1 capital component consisting of common stockholders' equity. Net unrealized losses on marketable equity securities (equity securities with a readily determinable fair value), however, will continue to be deducted from Tier 1 capital. This rule has the general effect of valuing available for sale securities at amortized cost (based on historical cost) rather than at fair value (generally at market value) for purposes of calculating the risk-based and leverage capital ratios.

         On December 13, 1994, the FRB issued amendments to its risk-based capital guidelines regarding concentration of credit risk and risks of nontraditional activities, which were effective January 17, 1995. As amended, the risk-based capital guidelines identify concentrations of credit risk and evaluate an institution's ability to manage such risks and the risk posed by non-traditional activities as important factors in assessing an institution's overall capital adequacy.

         Since 1986, California has permitted California banks and bank holding companies to be acquired by banking organizations based in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to local banking organizations). Some increase in merger and acquisition activity among California and out-of-state banking organizations has occurred as a result of this law, as well as increased competition for loans and deposits.

         President Clinton signed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") on September 29, 1994. The Interstate Banking Act authorizes the FRB to approve interstate acquisitions of banks or bank branch offices, generally without regard to conflicting requirements of state law, by adequately capitalized and managed bank holding companies, after September 29, 1995, and authorizes other federal banking agencies to approve similar acquisitions by banks after June 1, 1997, unless prior to that date states enact laws prohibiting such acquisitions.
Such so-called "opt out" measures are pending or have been passed in a number of states. States also may "opt in" to this authority at an earlier date if they enact laws specifically permitting such acquisitions. After March 29, 1996, the Interstate Banking Act authorizes the appropriate federal agency to approve the consolidation of banks located in different states but operated by the same bank holding company.

         The Interstate Banking Act imposes several limitations on the FRB' general authority to approve such acquisitions including (1) preservation of state laws requiring acquisition target banks to have been chartered for minimum time periods not in excess of five years; (2) precluding acquisitions which would result in a concentration of deposits greater than 10% of total United States deposits, or 30% of total deposits in the state in which the acquired bank or branch office is located, subject to a state's right to either increase or decrease the 30% threshold and, in the absence of legislation, the right of a state banking regulatory agency to approve a transaction under certain circumstances; (3) FRB' assessment of compliance with antitrust and community reinvestment laws, including a separate community reinvestment act analysis for each state in which a multi-state banking operation approved under the Interstate Banking Act exists; and (4) maintenance of state contingency laws requiring a bank acquisition target to maintain assets available for call by state-sponsored housing entities established under state law, provided (i) the state law does not discriminate against out-of-state banks, holding companies or their subsidiaries, (ii) the state law was in effect at the enactment date of the Interstate Banking Act, (iii) the FDIC has not determined that compliance with the state law would result in an unacceptable risk to the deposit insurance fund, and (iv) compliance with the state law would not place the bank in an unsafe or unsound condition.

         Federal banking agencies are required to adopt regulations effective June 1, 1997 which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. Such regulations will require the appropriate federal agency of an out-of-state bank or bank holding company to review such bank's operations in the host state in order to determine whether it is meeting the credit needs of the host state communities in which it operates, whenever it determines that such bank's ratio of loans to deposits in the host state is less than one-half the average of the total loans to total deposits for banks domiciled in the host state. If the agency reaches a negative conclusion, it is authorized to restrict the opening of new branch offices and to order the closure of the host state branch offices of the out-of-state bank. Before an agency may exercise authority to close such a branch office or offices, the Interstate Banking Act requires that it notify the bank and schedule a hearing. Banks which determine to close branches located in low or moderate income areas acquired under the Interstate Banking Act must notify their customers how to contact the appropriate federal agency to complain about the closing. If the agency determines that any such complaint is not frivolous, it must convene a meeting of concerned organizations and individuals to explore the feasibility of adequate alternative sources of banking services for the affected communities.

         In October 1994, the federal financial institution regulatory agencies jointly proposed a comprehensive revision of their regulations implementing the Community Reinvestment Act ("CRA"), enacted in 1977 to promote lending by financial institutions to individuals and businesses located in low and moderate income areas. In May 1995, the proposed CRA regulations were published in final form effective as of July 1, 1995. The revised regulations included transitional phase-in provisions which generally reguire mandatory compliance not later than July 1, 1997, although earlier voluntary compliance is permissible.

         Under the former CRA regulations, compliance was evaluated by an assessment of the institution's methods for determining, and efforts to meet, the credit needs of such borrowers. This system was highly criticized by depository institutions and their trade groups as subjective, inconsistent and burdensome, and by consumer representatives for its alleged failure to aggressively penalize poor CRA performance by financial institutions. The revised CRA regulations emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA. Overall CRA compliance continues to be rated across a four-point scale from "outstanding" to "substantial noncompliance," and continues to be a factor in review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the revised CRA regulations may be subject to enforcement proceedings.

         The regulations provide that "small banks," which are defined to include any independent bank with total assets of less than $250 million, are to be evaluated by means of a so-called "streamlined assessment method" unless such a bank elects to be evaluated by one of the other methods provided in the regulations. The differences between the evaluation methods may be summarized as follows:

                 (1) The "streamlined assessment method" presumptively applicable to small banks requires that a bank's CRA compliance be evaluated pursuant to five "assessment criteria," including its (i) loan-to-deposit ratio (as adjusted for seasonal variations and other lending-related activities, such as sales to the secondary market or community development lending); (ii) percentage of loans and other lending-related activities in the bank's service area(s); (iii) distribution of loans and other lending-related activities among borrowers of different income levels, given the demographic characteristics of its service area(s); (iv) geographic distribution of loans and other lending-related activities within its service area(s); and (v) record of response to written complaints, if any, about its CRA performance.

                 (2) The "lending, investments and service tests method" is applicable to all banks larger than $250 million which are not wholesale or limited purpose banks and do not elect to be evaluated by the "strategic plan assessment method." Central to this method is the requirement that such banks collect and report to their primary federal banking regulators detailed information regarding home mortgage, small business and farm and community development loans which is then used to evaluate CRA compliance. At the bank's option, data regarding consumer loans and any other loan distribution it may choose to provide also may be collected and reported.

         Using such data, a bank will be evaluated regarding its (i) lending performance according to the geographic distribution of its loans, the characteristics of its borrowers, the number and complexity of its community development loans, the innovativeness or flexibility of its lending practices to meet low and moderate income credit needs and, at the bank's election, lending by affiliates or through consortia or third-parties in which the bank has an investment interest; (ii) investment performance by measure of the bank's "qualified investments," that is, the extent to which the bank's investments, deposits, membership shares in a credit union, or grants primarily benefit low or moderate income individuals and small businesses and farms, address affordable housing or other needs not met by the private market, or assist any minority or women-owned depository institution by donating, selling on favorable terms or providing on a rent-free basis any branch of the bank located in a predominantly minority neighborhood; and (iii) service performance by evaluating the demographic distribution of the bank's branches and ATMs, its record of opening and closing them, the availability of alternative retail delivery systems (such as telephone banking, banking by mail or at work, and mobile facilities) in low and moderate income geographies and to low and moderate income individuals, and (given the characteristics of the bank's service areas and its capacity and constraints) the extent to which the bank provides "community development services" (services which primarily benefit low and moderate income individuals or small farms and businesses or address affordable housing needs not met by the private market) and their innovativeness and responsiveness.

                 (3) Wholesale or limited purpose banks which do not make home mortgage, small farm or business or consumer loans to retail customers may elect, subject to agency approval of their status, to be evaluated by the "community development test method," which assesses the number and amount of the bank's community development loans, qualified investments and community development services and their innovativeness and complexity.

                 (4) Any bank may request to be evaluated by the "strategic plan assessment method" by submitting a strategic plan for review and approval. Such a plan must involve public participation in its preparation, and contain measurable goals for meeting low and moderate income credit needs through lending, investments and provision of services. Such plans generally will be evaluated by measuring strategic plan goals against standards similar to those which will be applied in evaluating a bank according to the "lending, investments and service tests method."

         The federal financial institution regulatory agencies jointly issued a final rule effective January 1, 1996 to make certain technical corrections to the revised CRA regulations. Among other matters, the rule clarifies the transition from the former CRA regulations to the revised CRA regulations by confirming that when an institution either voluntarily or mandatorily becomes subject to the performance tests and standards of the revised regulations, the institution must comply with all of the requirements of the revised regulations and is no longer subject to the provisions of the former CRA regulations.

         The Bank has a current rating of "outstanding" CRA compliance, and believes that it would not have received any lower rating if the regulations had been in effect when the Bank was last examined for CRA compliance on August 29, 1994.

         The United States Congress has periodically considered legislation which could result in further deregulation of banks and other financial institutions. Such legislation could result in further relaxation or elimination of geographic restrictions on banks and bank holding companies and increase the level of direct competition with other financial institutions, including mutual funds, securities brokerage firms, investment banking firms and other entities. The effect of such legislation on the Company and the Bank cannot be determined at this time.


         ACCOUNTING PRONOUNCEMENTS

         In December 1991, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments." SFAS No. 107 requires entities such as the Company to disclose, either in the body of its financial statements or in accompanying notes, the "fair value" of financial instruments for which it is "practicable to estimate that value." Most deposit and loan instruments issued by financial institutions are subject to SFAS No. 107, which requires the Company to disclose, in addition to their carrying value, the fair value of most of the assets and liabilities of the

Company. These disclosures apply to off-balance sheet financial instruments as well as those recorded on the balance sheet. Excluded from the disclosure requirement, among other types of instruments, are most employee benefit plan obligations, insurance contracts, leases, warranties, minority and equity interests in consolidated subsidiaries, and other investments accounted for under the equity method. The provisions of SFAS No. 107 are effective for the Company as of December 31, 1995.

         In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This standard was further modified by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS No. 114 and 118 are effective for the Company as of January 1, 1995. They require the Bank to measure impaired loans based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Application of the provisions of these statements will not have a significant effect on the Company's financial position.

         In October 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Company adopted SFAS No. 119 as of December 31, 1994. SFAS No. 119 requires disclosures about derivative financial instruments-futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. It requires disclosures about amounts, nature, and terms of derivative financial instruments that are not subject to SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", because they do not result in off-balance-sheet risk of accounting loss. This statement requires disaggregation of information about financial instruments with off-balance-sheet risk of accounting loss by class, business activity, risk, or other category that is consistent with the management of those instruments. It also requires that fair value information be presented without combining, aggregating, or netting the fair value of derivative financial instruments with the fair value of nonderivative financial instruments. As of December 31, 1995, the Bank has no derivative financial instruments that would be subject to such disclosures.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and disclosure requirements using a fair value method of accounting for stock based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide proforma disclosures of net income and earnings per share as if the new fair value based method had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123 and such adoption will have no effect on the Company's consolidated net earnings or cash flows.

ITEM 2.  PROPERTIES

         The Company and the Bank operate from two offices in Santa Clara County and two offices in San Benito County. The headquarters of the Company is located at 500 Tennant Station in Morgan Hill, California. The facility is a free standing building of approximately 10,300 square feet located in a regional shopping center. The property was leased by the Company in 1990 for ten years, with two five year renewal options. The property also serves as the Morgan Hill office of the Bank.

         In November 1990, the Company sold and leased back its headquarters in exchange for 5.5 acres in Gilroy, California, which was to be held for future expansion. In November 1994, the Bank completed development of a 20,000 square foot free standing building on a portion of the property acquired in the exchange. The Bank's Gilroy office presently occupies approximately 17,300 square feet of the building and approximately 2,700 square feet is leased to a tenant. The property is unencumbered.

         Approximately 2.8 acres of the property acquired in the exchange remains undeveloped and is presently listed for sale. The property is unencumbered.

         In April 1995, the Hollister office of the Bank was relocated to a 5,040 square foot free standing building in a regional shopping center in Hollister, California. The building is located on a parcel of approximately 10,000 square feet which is leased for twenty years under a ground lease expiring in 2014 with two options to extend for an additional seven years each.

         In February 1995, the San Juan Bautista office of the Bank was purchased from Bank of America. Real property acquired in the purchase transaction included land of approximately 15,500 square feet with a free standing bank building of approximately 2,840 square feet. The property is unencumbered.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material proceedings adverse to the Company or the Bank to which any director, officer, affiliate of the Company or 5% shareholder of the Company or the Bank, or any associate of any such director, officer, affiliate or 5% shareholder of the Company or Bank is a party, and none of the above persons has a material interest adverse to the Company or the Bank.

         Neither the Company nor the Bank is a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Bank's business) and no such proceedings are known to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 1995.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         (a)  Market Information

         There is limited trading in and no established public trading market for the Company's Common Stock. The Company's Common Stock is not listed on any exchange nor is it quoted by the NASDAQ Stock Market. Kidder Peabody & Co., Hoefer & Arnett and Prudential Securities facilitate trades in the Company's Common Stock. Based on information provided to the Company from Hoefer & Arnett, the range of high and low bids for the Common Stock for the two most recent fiscal years, is as follows:

         Calendar Year                               Low                  High
         --------------                              ---                  ----
         1995
         ----
           First Quarter                            $11.59                $12.73
           Second Quarter                            12.27                 12.27
           Third Quarter                             13.18                 13.53
           Fourth Quarter                            13.63                 13.63

         1994
         ----
           First Quarter                           $  9.54                $10.00
           Second Quarter                            10.45                 11.36
           Third Quarter                             10.91                 11.82
           Fourth Quarter                            11.82                 12.73

         The bid price for the Company's Common Stock was $13.75 as of March 6, 1996. All bid prices have been adjusted to reflect the 10% stock dividend for shareholders of record as of February 16, 1996.

         (b)  Holders

         As of March 6, 1995, there were approximately 473 holders of the Common Stock of the Company. There are no other classes of common equity outstanding.

         (c)  Dividends

         The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (1) the corporation's assets equal at least 1-1/4 times its liabilities; and (2) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1- 1/4 times its current liabilities. Funds for payment of any cash dividends by the Company would be obtained from its investments as well as dividends and/or management fees from the Bank. The payment of cash dividends by the Bank is subject to the approval of the OCC, as well as restrictions established by federal banking law, the FRB and the FDIC.

         Approval of the OCC is required if the total of all dividends declared by the Bank's Board of Directors in any calendar year will exceed the Bank's net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or to a fund for the retirement of preferred stock. The OCC adopted amendments to its rules regarding dividend payments by national banks effective December 13, 1990 to be implemented not later than January 1, 1991. The amendments, among other matters, generally prohibit national banks from adding the allowance for credit losses to its undivided profits then on hand when calculating the amount of dividends which
may be paid.   Additionally, while the FRB and the OCC have no general
restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the FRB, the OCC and/or the FDIC might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.

         The OCC and/or the FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to the Federal Deposit Insurance Corporation Act of 1991.

         Under the formulas discussed above, at December 31, 1995, approximately $4,273,000 of the Bank's retained earnings were available for distribution as dividends without the necessity of any prior governmental approvals.

         The Company declared and paid four quarterly dividends of $0.08 per common share during 1995 and two quarterly dividends of $0.08 per common share in 1994, the first year in which the Company paid a cash dividend. In total, the Company paid $382,000 in dividends to common shareholders during 1995 compared to $191,000 in dividends in 1994.

ITEM 6. SELECTED FINANCIAL DATA

         Financial information concerning the business of the Company and the Bank is presented in Management's Discussion and Analysis of the Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto included in the Company's 1995 Annual Report to Shareholders and is hereby incorporated by reference.

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

         A. Average balance sheets and the interest rate differential for each of the three years in the period ended December 31, 1995 are included in Table I of Management's Discussion and Analysis of the Financial Condition and Results of Operations and are hereby incorporated by reference.

         B. An analysis of net interest earnings, including the average amount outstanding for each period and the interest earned or paid on such amount, the average yield for each major category of interest bearing asset and liability, the average yield or rate paid for total interest bearing assets and liabilities and the net yield on interest earning assets is included in Table I of Management's Discussion and Analysis of the Financial Condition and Results of Operations and are hereby incorporated by reference.

         C. The following table sets forth the dollar amount of change in interest income and income expense due to rate and volume changes.

           VOLUME/RATE ANALYSIS

                                                                        1995 over 1994 (in thousands)
                                                                    Increase (decrease) due to change in:
                                                                    Volume        Rate         Net Change
                                                                    -------------------------------------
            Interest earning assets:
                Loans(1)(2)                                         $  250        $    678     $    928
                Investment securities(3)                               111             339          450
                Federal funds sold                                     482              75          557
                                                                    ------------------------------------
                    Total                                              843           1,092        1,935
                                                                    ------------------------------------
            Interest bearing liabilities:
                Demand deposits                                        147             100          247
                Savings deposits                                       119             143          262
                Time deposits                                          255             327          582
                Borrowed funds                                         (54)             16          (38)
                                                                    ------------------------------------
                    Total                                           $  467         $   586     $  1,053
                                                                    ------------------------------------
                                                                    ------------------------------------
            Interest differential                                   $  376         $   506     $    882
                                                                    ====================================


                                                                              1994 over 1993 (in thousands)
                                                                        Volume        Rate         Net Change
                                                                        -------------------------------------
                Interest earning assets:
                    Loans(1)(2)                                         $  518        $    790     $  1,308
                    Investment securities(3)                               324             (94)         230
                    Federal funds sold                                     144             113          257
                                                                        ------------------------------------
                        Total                                           $  986         $   809     $  1,795
                                                                        ------------------------------------

                Interest bearing liabilities:
                    Demand deposits                                         (2)            (20)         (22)
                    Savings deposits                                        67              35          102
                    Time deposits                                          199              37          236
                    Borrowed funds                                          12             (27)         (15)
                                                                        ------------------------------------
                        Total                                           $  276         $    25     $    301
                                                                        ------------------------------------
                                                                        ------------------------------------
                Interest differential                                   $  710         $   784     $  1,494
                                                                        ====================================

    (1) The average balance of nonaccruing loans is immaterial as a percentage of total loans and, as such, has been included in loans.
    (2)  Loan fees of $961,000 and $1,031,000 in 1995 and 1994, respectively, have been included in interest income.
    (3) The net change includes the adjustment of tax exempt interest to a fully taxable equivalent basis using the Federal statutory rate of 34%.

II.      Investment portfolio

         A. The book value of investment securities for each reported period, categorized by issuer, is included in Note 4 to the Consolidated Financial Statements and is hereby incorporated by reference.

         B. The amount of each investment category by maturity is included in Note 4 to the Consolidated Financial Statements and hereby incorporated by reference.

         C. As of December 31, 1995, the Company does not have any securities of any issuer other than the U.S. Government or U.S. Government agencies or corporations which exceeds ten percent (10%) of shareholders' equity.

III.  Loan Portfolio

         A. The amount of loans by category for each reported period is presented in the Consolidated Balance Sheets of the Consolidated Financial Statements and hereby incorporated by reference.

         B. Maturities and sensitivities of loans to changes in interest rates are presented in Table IX of Management's Discussion and Analysis of the Financial Condition and Results of Operations and are hereby incorporated by reference.

         C. Nonaccrual, past due and restructured loans, potential problem loans, foreign loans and loan concentrations are discussed in the Risk Elements section of Management's Discussion and Analysis of the Financial Condition and Results of Operations and are hereby incorporated by reference.

IV.      Summary of Loan Loss Experience

         A. The following table presents an analysis of loan loss experience for December 31, 1995 and 1994.

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                           In thousands                                      1995                     1994
                           --------------------------------------------------------------------------------
                           Balance, beginning of year                    $  1,331                 $  1,246
                           Provision charged to expense                       392                      379
                           Loans charged-off:
                              Commercial                                     (355)                    (165)
                              Real estate-other                              (110)                     (40)
                              Installment                                     (64)                    (156)
                           --------------------------------------------------------------------------------
                              Total                                          (529)                    (361)

                           Recoveries:
                              Commercial                                       40                        1
                              Real estate                                      75                        7
                              Installment                                       4                       59
                           --------------------------------------------------------------------------------
                                                                              119                       67
                           Balance, end of year                          $  1,313                 $  1,331
                           --------------------------------------------------------------------------------
                           Average Loans Outstanding                     $ 88,905                 $ 86,542
                           Ratio of net charge-offs to

         B. Additional analysis of the allowance for loan losses is included in the Risk Elements section of Management's Discussion and Analysis of the Financial Condition and Results of Operations and Note 5 to the Consolidated Financial Statements hereby incorporated by reference.

V.       Deposits

         An analysis of deposits for each reported period is presented in the Funding Sources section of Management's Discussion and Analysis of the Financial Condition and Results of Operations and in the Consolidated Balance Sheets of the Consolidated Financial Statements hereby incorporated by reference.

VI.      Return on Equity and Assets

         Return on assets, return on equity, the dividend payout ratio and equity to assets ratio for each reported period is included in Table XI of Management's Discussion and Analysis of the Financial Condition and Results of Operations hereby incorporated by reference.

VII.     Short term borrowings

         For each reported period, average short term borrowings were less than 15% of shareholders' equity.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS ORGANIZATION
South Valley Bancorporation (the "Company") is a California corporation organized in 1982 to act as the holding company for South Valley National Bank (the "Bank"), a national bank with headquarters in Morgan Hill and branch offices in Gilroy, Hollister and San Juan Bautista. In 1983, upon commencement of the Bank's operations, the Company purchased all of the outstanding common stock of the Bank. Other than its investment in the Bank, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors of the Federal Reserve System (the "FRB"), the Company's principal regulators.

The Bank engages in basic consumer and commercial banking, offering a diverse range of traditional banking products and services to the business, professional and consumer markets, with emphasis on larger consumer accounts, and small and mid-size business and professional accounts. The Bank focuses the delivery of these products within a defined service area consisting of southern Santa Clara and San Benito Counties.

The following analysis is designed to enhance the reader's understanding of the Company's financial condition and the results of its operations as reported in the Consolidated Financial Statements included in this Annual Report.
Reference should be made to those statements and the Selected Financial Data presented elsewhere in this report for additional detailed information.

OVERVIEW
The Company earned net income of $1,577,000 for the year ended December 31, 1995, representing a decrease of $309,000, or 16.4%, compared to 1994 net income of $1,886,000. Net income for 1994 represented an increase of $560,000, or 42.2%, over 1993 net income of $1,326,000. On a per common and equivalent share basis, net income for 1995 was $1.20 compared to $1.43 and $1.01 per share for the preceding two years. The decline in net income for 1995 was primarily due to increases in operating expenses, partially offset by growth in net interest income. Each of these factors is discussed in more detail later in this analysis.

Common shareholders' equity increased by $1,305,000 during 1995 to $17,557,000 at December 31, 1995, primarily through retention of the year's earnings. In 1994 and 1993, common shareholders' equity increased by $1,645,000 and $1,326,000, respectively, primarily through retention of earnings. The Company declared and paid four quarterly dividends of $0.08 per common share during 1995 and two quarterly dividends of $0.08 per common share in 1994, the first year in which the Company paid a cash dividend. In total, the Company paid $382,000 in dividends to common shareholders during 1995 compared to $191,000 in dividends in 1994. The Company declared a cash dividend of $0.08 per common share to shareholders of record on February 15, 1996, payable February 23, 1996. In addition, the Company declared a 10% stock dividend to shareholders of record on February 16, 1996, also payable on February 23, 1996. It is the objective of management to maintain adequate capital for future growth through retention of earnings. The Company's ratio of common shareholders' equity to total assets was 9.9% at December 31, 1995, down from 11.3% at December 31, 1994, primarily as a result of significant asset growth in 1995 which included the purchase of deposit accounts in Gilroy from Comerica Bank-California and San Juan Bautista from Bank of America, NT&SA.

EARNINGS SUMMARY
NET INTEREST INCOME -Net interest income refers to the difference between the interest paid on deposits and borrowings, and the interest earned on loans and investments. It is the primary component of the net earnings of a financial institution. Factors to consider in analyzing net interest income are the composition and volume of earning assets and interest bearing liabilities, the amount of noninterest bearing liabilities and nonaccrual loans, and changes in market interest rates.

Net interest income for 1995 was $8,891,000, or 6.6% of average earning assets, an increase of $906,000, or 11.4%, over $7,985,000, or 6.6% of average earning assets, in 1994. Net interest income in 1994 represented an increase of $1,484,000, or 22.8%, from $6,501,000 in 1993. The increase in net interest income in 1995 primarily reflects an increase in the volume of average earning assets partially offset by an increase in the volume of interest bearing liabilities.

Interest income for 1995 was $12,833,000 compared to $10,874,000 and $9,089,000 for 1994 and 1993, respectively. The increase in interest income in 1995 is primarily due to growth in average earning assets and increased yields. Average earning assets were $135,014,000 in 1995 representing an increase of $13,827,000, or 11.4%, over $121,187,000 in 1994. Loan yields averaged 11.3% in
1995 compared to 10.5% in 1994 and generally reflect increased market interest rates during the year. A majority of the Bank's loans have variable interest rates indexed to the prime rate. The Bank's average prime rate was 8.75%, 7.16% and 6.00% in 1995, 1994 and 1993, respectively.

The increase in interest income of $1,959,000 in 1995 was partially offset by an increase in interest expense of $1,053,000. The increase in interest expense was primarily due to an increase in the volume of interest bearing core deposits and an increase in the average interest rates paid on those deposits. The increase in interest income of $1,785,000 in 1994 was partially offset by an increase in interest expense of $301,000. During 1995, the average rate paid on interest bearing deposits was 3.6% compared to 3.0% in 1994 and 3.0% in 1993, primarily due to increases in market interest rates over the same period.

Table I sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and margin for the years ended December 31, 1995, 1994 and 1993. Interest income and average rates on nontaxable investment securities have been adjusted to reflect tax equivalent income and yield for comparison purposes.

TABLE I.  COMPONENTS OF NET INTEREST INCOME

                                          1995                                 1994
- ------------------------------------------------------------------------------------------------
In thousands (except       Average                 Average        Average                 Average
percentages)               Balance       Interest    Rate         Balance     Interest      Rate
- ------------------------------------------------------------------------------------------------
ASSETS:
Earning assets:
Loans(1)                  $ 88,905        $10,029    11.3%       $ 86,542      $ 9,101     10.5%
Investment securities
  Taxable                   19,298          1,505     7.8%         16,906          985      5.8%
  Nontaxable(2)              6,280            477     7.6%          7,279          547      7.5%
  Federal funds sold        20,531            984     4.8%         10,460          427      4.1%
- ------------------------------------------------------------------------------------------------
Total earning assets       135,014         12,995     9.6%        121,187       11,060      9.1%
- ------------------------------------------------------------------------------------------------

Cash and due from banks     10,567                                  6,998
Bank premises and
  equipment, net             5,914                                  2,934
Other assets                 5,161                                  3,657
- ------------------------------------------------------------------------------------------------
Total Assets              $156,656                               $134,776
================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY

Interest bearing
liabilities
  Demand deposits         $ 35,556            936     2.6%       $ 30,369          689      2.3%
  Savings deposits          34,610          1,166     3.4%         30,803          903      2.9%
  Time deposits             37,451          1,791     4.8%         32,018        1,210      3.8%
  Borrowed funds             1,030             49     4.8%          2,147           87      4.1%
- ------------------------------------------------------------------------------------------------
Total interest
bearing liabilities        108,647          3,942     3.6%         95,337        2,889      3.0%
- ------------------------------------------------------------------------------------------------
Demand deposits             28,798                                 23,564
Other liabilities            2,308                                    372
- ------------------------------------------------------------------------------------------------
Total liabilities          139,753                                119,273
Shareholders' equity        16,903                                 15,503
- ------------------------------------------------------------------------------------------------
Total Liabilities
and Shareholders' Equity  $156,656                               $134,776
================================================================================================
Net interest income and
margin (net yield)(3)                     $ 9,053     6.7%                     $ 8,171      6.7%
================================================================================================



                                        1993
- ---------------------------------------------------------
In thousands (except      Average                 Average
percentages)              Balance     Interest      Rate
- ---------------------------------------------------------
ASSETS:
Earning assets:
Loans(1)                 $ 81,143      $ 7,793       9.6%
Investment securities
  Taxable                  12,872          784       6.1%
  Nontaxable(2)             6,475          518       8.0%
  Federal funds sold        5,651          170       3.0%
- ---------------------------------------------------------
Total earning assets      106,141        9,265       8.7%
- ---------------------------------------------------------

Cash and due from banks     9,663
Bank premises and
  equipment, net            1,689
Other assets                4,198
- ---------------------------------------------------------
Total Assets             $121,691
=========================================================

LIABILITIES & SHAREHOLDERS' EQUITY

Interest bearing
liabilities
  Demand deposits        $ 30,462          711       2.3%
  Savings deposits         28,425          801       2.8%
  Time deposits            26,649          974       3.7%
  Borrowed funds            1,924          102       5.3%
- ---------------------------------------------------------
Total interest
bearing liabilities        87,460        2,588       3.0%
- ---------------------------------------------------------
Demand deposits            19,401
Other liabilities             756
- ---------------------------------------------------------
Total liabilities         107,617
Shareholders' equity       14,074
- ---------------------------------------------------------
Total Liabilities
and Shareholders'
Equity                  $ 121,691
=========================================================
Net interest income
and margin
(net yield)(3)                         $ 6,677       6.3%
=========================================================


1. Loan interest includes loan fees of $961,000, $1,031,000 and $835,000 in 1995, 1994 and 1993, respectively.
2. Tax exempt interest income includes $162,000, $186,000 and $176,000 in 1995, 1994 and 1993, respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.
3. Net interest margin is computed by dividing net interest income by total average earning assets.

OTHER INCOME - Other income growth is a key to improving overall profitability in a deregulated competitive environment. Noninterest income provides stability to the income stream and enhances overall profitability. Total noninterest income was $1,108,000 for 1995, $783,000 for 1994 and $666,000 for 1993.
Customer service fees, a major component of noninterest income, were $951,000 in 1995, an increase of $228,000, or 31.5%, over $723,000 in 1994, which increased $142,000, or 24.4%, over $581,000 in 1993. Increases in customer service fees are largely the result of growth in the total number of demand deposit accounts.

In 1992, the Bank established a Small Business Administration ("SBA") guaranteed loan origination program. The guaranteed portion of loans originated under the program may be sold to investors in the secondary market. Gains on the sale of SBA loans of $71,000, $46,000 and $68,000 for the years ended December 31, 1995, 1994 and 1993, respectively, represented 6.4%, 5.9% and 10.2% of total other income. At December 31, 1995, the Bank had $445,000 in SBA loans available for sale, compared to no such loans at December 31, 1994 and 1993. The Bank periodically evaluates the composition of earning assets, loan demand and conditions in the secondary market for SBA loans to determine if such loans will be sold or held in the portfolio.

There were no sales of investment securities in 1995, 1994, or 1993.

OTHER EXPENSES - Noninterest expense reflects the costs of products and services, systems, facilities and personnel for the Company. The major components of other expense stated as a percentage of average earning assets for the three years ended December 31, are as follows:

TABLE II. OTHER EXPENSES TO AVERAGE EARNING ASSETS

                                                             1995               1994                  1993
                        -----------------------------------------------------------------------------------
                        Salaries and benefits                2.48%              2.23%                 2.27%
                        Occupancy                            0.41               0.42                  0.53
                        Data and item processing             0.37               0.08                  0.15
                        Equipment                            0.30               0.28                  0.32
                        Legal and professional fees          0.19               0.14                  0.12
                        Forms and supplies                   0.15               0.15                  0.18
                        Marketing                            0.14               0.16                  0.17
                        Deposit insurance                    0.11               0.25                  0.26

                        Correspondent bank charges           0.09               0.11                  0.02
                        Net cost of OREO                     0.04               0.00                  0.14
                        Other                                0.91               0.62                  0.32
                        -----------------------------------------------------------------------------------
                        Total                                5.19%              4.44%                 4.48%
                        ===================================================================================

Noninterest expense increased to $7,010,000 in the year ended December 31, 1995 compared to $5,377,000 and $4,754,000 for the same periods in 1994 and 1993. As a percentage of average earning assets, noninterest expense increased to 5.19% in 1995 compared to 4.44% in 1994 and 4.48% in 1993.

Salaries and employee benefits expense was $3,351,000 in 1995 as compared to $2,703,000 in 1994, an increase of $648,000, or 24.0%. Salaries and employee benefits expense represented 2.48% of average earning assets for 1995, as compared to 2.23% and 2.27% in 1994 and 1993, respectively. The increase in salaries and employee benefits expense is due to an increase in the number of employees associated with increases in the volume of assets, the number of Bank customers and the opening of a new office in San Juan Bautista.

Occupancy and equipment expenses increased $125,000, or 14.8%, to $970,000 in 1995 compared to $845,000 in 1994. The increase in occupancy and equipment expenses in 1995 was primarily due to relocation of the Bank's Gilroy and Hollister offices and acquisition of the San Juan Bautista office. In addition, during the fourth quarter of 1994, the Bank made investments to improve its data processing and customer service systems. The Bank absorbed the cost of these investments in 1995.

Deposit insurance in 1995 was $149,000, a decrease of $158,000 from $307,000 in 1994. The decrease was attributable to decreases in the premium assessed by the Federal Deposit Insurance Corporation (the "FDIC"). Based on current information available from the FDIC, the Company expects that the cost of deposit insurance will remain at current low levels throughout 1996, however, there is no assurance this will occur.

The net carrying cost of other real estate owned ("OREO") in 1995 was $48,000, compared to $2,000 in 1994 and $145,000 in 1993. The increase in cost during 1995 was primarily attributable to write downs in the carrying value of OREO reflecting declines in the estimated fair market value.

Other expenses were $1,238,000 in 1995, an increase of $515,000, or 71.2%, over $723,000 in 1994. Other expenses in 1993 were $344,000. The increase in other expenses in 1995 was partially attributable to expenses associated with a higher volume of customers, the opening of a new office in San Juan Bautista and the relocation of the Bank's Hollister office.

The Company's effective income tax rate was 39.3% for 1995 compared to 37.4% for 1994 and 34.5% for 1993. Changes in the effective tax rate of the Company are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income. Tax exempt income recognized by the Bank was $315,000, $361,000 and $342,000 in 1995, 1994 and
1993, respectively.

BALANCE SHEET ANALYSIS
Total assets of South Valley Bancorporation at December 31, 1995 were $177,273,000 compared to $143,870,000 in 1994 and $128,191,000 in 1993, representing increases of 23.2% and 12.2% in 1995 and 1994, respectively. Based on average balances, total assets of $156,656,000 in 1995 represent an increase of 16.2% over $134,776,000 in 1994 which increased 10.8% over average total assets of $121,691,000 in 1993.

EARNING ASSETS

LOAN PORTFOLIO - The following table summarizes the loan portfolio by loan type at December 31, for the past five years.

TABLE III.  LOANS BY TYPE

                   In thousands                    1995         1994          1993         1992          1991
                   -------------------------------------------------------------------------------------------
                   Commercial                   $32,721      $33,619       $23,338      $21,075       $19,325
                   Real estate-other             28,524       28,057        36,057       39,729        38,950
                   Real estate-construction      15,338       16,813        16,405       12,424        14,564
                   Installment                   13,496       11,579        10,061        9,159         8,567
                   -------------------------------------------------------------------------------------------
                   Total loans                   90,079       90,068        85,861       82,387        81,406
                   Allowance for credit losses   (1,313)      (1,331)       (1,246)      (1,127)       (1,004)
                   Deferred loan fees-net          (528)        (496)         (550)        (484)         (425)
                   -------------------------------------------------------------------------------------------
                   Net loans                    $88,238      $88,241       $84,065      $80,776       $79,977
                   ===========================================================================================

Average loans in 1995 were $88,905,000 representing an increase of $2,363,000, or 2.7%, over 1994. Average loans of $86,542,000 in 1994 increased $5,399,000, or 6.7%, over 1993. Average loans comprised 65.8% of average earning assets in 1995 compared to 71.4% and 76.4% in 1994 and 1993, respectively.

Net loans outstanding at December 31, 1995 were $88,238,000 and did not change materially from $88,241,000 at December 31, 1994. During 1995, real estate-other and installment loans increased while commercial loans and real estate-construction loans declined. For the past five years, the Bank has noted a decline in real estate lending, both construction and other, relative to other types of loans. The Bank believes this trend reflects a decline in overall real estate activity in its market area attributable to economic conditions. Table IV presents the composition of the loan portfolio by loan type as a percentage of total loans as of December 31, for 1991 through 1995.

TABLE IV.  COMPOSITION OF THE LOAN PORTFOLIO

                                             1995         1994        1993         1992        1991
         ------------------------------------------------------------------------------------------
         Commercial                         36.3%        37.3%       27.2%        25.6%       23.7%
         Real estate-other                  31.7%        31.2%       42.0%        48.2%       47.9%
         Real estate-construction           17.0%        18.7%       19.1%        15.1%       17.9%
         Installment                        15.0%        12.8%       11.7%        11.1%       10.5%
         ------------------------------------------------------------------------------------------
         Total loans                       100.0%       100.0%      100.0%       100.0%      100.0%
         ==========================================================================================

Commercial loans consist of credit lines for operating needs, loans for equipment purchases and working capital, and various other business loan products. The Bank offers commercial loan products to businesses and professionals in its service area. Specialized commercial loan products include SBA loans. In the first quarter of 1996, the Bank established a commercial finance department offering lines of credit which are typically more collateral dependent than traditional bank loans.

Installment loans include a range of traditional consumer loan products offered by the Bank such as home equity and personal lines of credit and loans to finance purchases of autos, boats, recreational vehicles, mobile homes and various other consumer items. The Bank also offers credit cards, primarily to customers in its primary service area.

Construction loans are generally composed of extensions of credit to known customers within the Bank's service area for construction of custom and semi-custom single family residences. Approximately 83.0% of construction loans outstanding at December 31, 1995 were to finance the construction of homes built for resale. At December 31, 1994, approximately 65.0% of the Bank's construction loan portfolio consisted of loans to finance the construction of homes for resale. The construction loan portfolio at December 31, 1995 consisted of approximately 59 separate loans outstanding to 42 individual borrowers. Management believes the decrease in construction loans during 1995 reflects continuing weakness in specific segments of the single family residential real estate market served by the Bank.

Other real estate loans consist primarily of loans to Bank depositors secured by first deeds of trust on commercial and residential properties typically with short term maturities and original loan to value ratios not exceeding 75%. The Bank does not make long term mortgage loans; however, the Bank has informal arrangements in place with mortgage lenders to assist Bank customers in securing single family mortgage financing.

Table V sets forth the maturity distribution of commercial loans and real estate construction loans as of December 31, 1995:


TABLE V.  LOAN MATURITY DISTRIBUTION

                                                              One year
                                    Less than             through five            Over five
                                     one year                    years                years                    Total
        ------------------------------------------------------------------------------------------------------------
        Commercial                $28,037,000               $4,048,000             $636,000              $32,721,000
        Real estate-construction   15,012,000                   36,000              290,000               15,338,000

Loans shown above with maturities of greater than one year include $3,877,000 of fixed rate loans and $1,133,000 of variable rate loans.

RISK ELEMENTS - The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, the Bank contracts with an outside loan review consultant to periodically grade new loans and to review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's loan portfolio is critical for profitability and growth. Management strives to continue the historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio. Additionally, management believes its ability to manage portfolio credit risk is enhanced by the employment of lending personnel with knowledge of the Bank's service area. Each Bank office is staffed with lending personnel who live in the communities served by the office and virtually all of the directors of the Company and the Bank are active members of the communities served by the Bank. Further, the senior management and the Board of Directors of the Company and the Bank have experienced minimal turnover since inception of the Company in 1982 and the Bank in 1983.

Ultimately, credit quality may be influenced by underlying trends in the economic and business cycles. In the period spanning the second half of 1990 and continuing through 1995, the Bank's market area and California generally experienced a softening in real estate values related to the slowdown in general economic conditions. In the year ended December 31, 1995, real estate values firmed up slightly as housing became more affordable due to relatively low levels of market interest rates and improved economic conditions in California. At December 31, 1995, construction loans and other real estate secured loans comprised 17.0% and 31.7%, respectively, of total loans outstanding. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will be limited to the extent provided for under such circumstances. The Bank's loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of the Bank's service area and limiting investments outside of this area, 2) maintaining a thorough understanding of the borrowers' knowledge and capacity in their field of expertise, 3) basing real estate construction loan approval not only on salability of the project, but also on the borrowers' capacity to support the project financially in the event it does not sell within the original projected time period, and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by Bank construction lending officers. In addition, the Bank strives to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

NONACCRUAL LOANS, LOANS PAST DUE 90 DAYS AND OREO - Management generally places loans on nonaccrual status when they become 90 days past due, unless the loan is well secured and in the process of collection. Loans are charged off when, in the opinion of management, collection appears unlikely. At December 31, 1995, nonaccrual loans amounted to $1,488,000, or 1.7% of total loans, compared to $1,260,000, or 1.4% of total loans, and $679,000, or 0.8% of total loans, at December 31, 1994 and 1993, respectively.

Loans past due 90 days and still accruing interest at December 31, 1995 were $120,000 compared to $727,000 at December 31, 1994 and $44,000 at December 31, 1993.

Other real estate owned included in other assets was $1,953,000 at December 31, 1995 and consisted of one commercial property, one parcel of undeveloped land,
and two parcels of undeveloped commercial property.   Other real estate owned
was $1,627,000 at December 31, 1994 and consisted of one commercial property and land held for sale. The market value of other real estate owned at December 31, 1995 and 1994, based on current appraisals, was in excess of the carrying value.

At December 31, 1995, the Bank had $513,000 in loans which were troubled debt restructurings as defined by SFAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and which were not either nonaccrual loans or loans past due 90 days or more and still accruing interest.

POTENTIAL PROBLEM LOANS - At December 31, 1995, the Company did not have any loans other than those disclosed as nonaccrual loans, loans past due 90 days or more and still accruing and troubled debt restructurings, where known information about possible credit problems of the borrowers cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

FOREIGN OUTSTANDINGS - At December 31, 1995, the Company had no loans outstanding to borrowers in foreign countries.

CONCENTRATIONS - At December 31, 1995, the Company does not have any concentration of loans to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions, other than real estate-construction loans.

PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES - The provision for credit losses is based upon management's evaluation of the adequacy of the existing allowance for loans outstanding. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon the interaction of three primary factors: (1) the loan portfolio growth in the period, (2) a comprehensive grading and review formula for total loans outstanding, and (3) actual previous charge-offs. The allowance for credit losses totaled $1,313,000, or 1.46% of total loans, at December 31, 1995 compared to $1,331,000, or 1.47% of total loans, at December 31, 1994 and $1,246,000, or
1.45% of total loans, at December 31, 1993. It is the responsibility of management to maintain the allowance for credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze credit loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the credit loss provision and allowance is prudent and warranted. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty. An analysis of the activity in the Bank's allowance for credit losses is presented in Note 5 of Notes to Consolidated Financial Statements.

In evaluating the adequacy of the allowance for loan losses, the Company does not attempt to allocate the allowance for loan losses to specific categories of loans. Management believes that any breakdown or allocation of the allowance for possible loan losses into loan categories lends an appearance of exactness which does not exist in that the allowance is utilized as a single unallocated allowance available for all loans.

INVESTMENT PORTFOLIO - An analysis of the Company's investment portfolio at December 31, 1995 and 1994 including book value, maturities and weighted average yields is presented in Note 4 of Notes to Consolidated Financial Statements. At December 31, 1995 and 1994, there were no issuers for which the book value was greater than 10% of shareholders' equity other than the U.S. Government and U.S. Government Agencies and Corporations.

FUNDING SOURCES

Deposits represent the Bank's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings and time deposits under $100,000 generated from local businesses and individuals. These sources represent relatively stable, long term deposit relationships which minimizes fluctuations in overall deposit balances. At December 31, 1995 such accounts comprise 90.9% of all deposit balances compared to 91.0% and 93.0% at December 31, 1994 and 1993. The Bank has never had brokered deposits. Table VI presents the deposit portfolio by deposit type for the five years ended December 31, 1995.

TABLE VI.  DEPOSITS BY TYPE

               In thousands                           1995            1994           1993          1992           1991
               -------------------------------------------------------------------------------------------------------
                Demand, noninterest bearing      $  43,873       $  30,869      $  24,955     $  22,653      $  17,256
                Time                                39,323          30,105         30,186        26,633         34,644
                Demand, interest bearing            37,900          31,823         27,747        33,781         29,791
                Savings                             36,593          31,844         27,814        26,087         20,534
               -------------------------------------------------------------------------------------------------------
                Total deposits                   $ 157,689       $ 124,641      $ 110,702     $ 109,154      $ 102,225
               =======================================================================================================

The increase in 1995 year end total deposits is primarily attributable to increases in core demand and savings categories. As a result of the Bank's efforts to market its services to businesses, noninterest bearing deposits as a percentage of total deposits increased from 1994 to 1995, continuing a 5 year trend. The Bank believes that the relatively slower growth in interest bearing deposits is also a reflection of recent low market rates of interest, which have resulted in the disintermediation of bank deposits towards uninsured investment alternatives such as mutual funds, stocks and bonds. Table VII shows the mix of deposits by type as a percentage of total deposits at December 31, for the past 5 years.

TABLE VII.  COMPOSITION OF DEPOSITS

                                                          1995         1994        1993         1992        1991
                      ------------------------------------------------------------------------------------------
                      Demand, noninterest bearing        27.8%        24.8%       22.5%        20.8%       16.9%
                      Time                               24.9%        24.2%       27.3%        24.4%       33.9%
                      Demand, interest bearing           24.0%        25.5%       25.1%        30.9%       29.1%
                      Savings                            23.3%        25.5%       25.1%        23.9%       20.1%
                      ------------------------------------------------------------------------------------------
                      Total deposits                    100.0%       100.0%      100.0%       100.0%      100.0%
                      ==========================================================================================

Average deposits for 1995 were $136,415,000 as compared to average deposits of $116,754,000 in 1994, an increase of $19,661,000, or 16.8%. The increase in average deposits is attributable to growth in deposits in the Bank's Morgan Hill, Gilroy and Hollister offices and the acquisition of the deposit customers of Bank of America's former San Juan Bautista office, which represented approximately $9 million of the increase. The Bank also acquired approximately $8 million in deposits from the former Gilroy office of Comerica Bank in late 1995. The Comerica transaction was completed on December 15, 1995 and did not have a significant impact on average deposits for the full year.

Table VIII presents the maturities of time certificates of deposit of $100,000 or more at December 31, 1995.

TABLE VIII.  MATURITIES OF TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

                                                               December 31,
                                                                   1995
                 ----------------------------------------------------------
                 3 months or less                              $ 6,448,000
                 Over 3 months through 6 months                  2,040,000
                 Over 6 months through 12 months                 4,009,000
                 Over 12 months                                  1,812,000
                 ---------------------------------------------------------
                 Total                                         $14,309,000
                 =========================================================

LIQUIDITY AND INTEREST RATE SENSITIVITY
LIQUIDITY - Liquidity management refers to the Bank's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. The liquidity position of the Bank involves both assets and liabilities. In addition, off balance sheet items such as loan commitments and available borrowing lines play an important role in liquidity management. Cash and Federal funds lines, investment securities, loan repayments and the acquisition of new deposits represent sources of immediate, or short term, liquidity. This liquidity is available to fund new loans and deposit withdrawals. The Bank assesses projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. The Bank maintains a line of credit with one of its correspondent banks for up to $10,000,000 which is available on a short term basis. Formal and informal agreements are also in place with various other banks to purchase participations in the Bank's loan portfolio, if necessary.

Commitments to fund loans and outstanding standby letters of credit at December 31, 1995, were approximately $37,373,000 and $986,000, respectively. Such loans and letters of credit relate primarily to revolving lines of credit and other commercial loans, and to real estate construction loans.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in Federal funds sold and other liquid investments. Liquidity is measured by various ratios, the most common being the liquidity ratio of cash, Federal funds sold and unpledged investment securities, compared to total deposits. At December 31, 1995, this ratio was 48.0% compared to 35.3% at December 31, 1994. Another key liquidity ratio is the ratio of loans to deposits, which was 57.1% at December 31, 1995 and 72.3% at December 31, 1994. During 1995, the Bank experienced higher levels of liquidity than normal and compared to the previous year. The high levels of liquidity in 1995 are attributable, in part, to large increases in deposits which were deployed in investment securities and Federal funds sold. Management of the Bank expects that a portion of its liquid assets at December 31, 1995 will ultimately be used to fund growth in the loan portfolio.

INTEREST RATE SENSITIVITY - Interest rate sensitivity is a measure of the exposure of the Bank's future earnings to fluctuations in interest rates. Generally, if assets and liabilities do not reprice simultaneously and in equal volumes, the Bank's net interest margin and net interest income will change. It is management's objective to maintain stability in the net interest margin in times of fluctuating interest rates by maintaining an appropriate mix of interest sensitive assets and liabilities. To achieve this goal, the Bank prices the majority of its interest bearing liabilities at variable rates that adjust with the prime rate. At the same time, the majority of its interest earning assets are also priced at variable rates that float with the prime rate. This pricing structure tends to stabilize the net interest margin.

Table IX sets forth the distribution of repricing for interest earning assets and interest bearing liabilities included in the Company's consolidated balance sheet at December 31, 1995, and the related interest rate sensitivity gap, both for each individual repricing period and on a cumulative basis.

TABLE IX. INTEREST RATE SENSITIVITY (in thousands)


                                                 Over thirty days    Over three
Assets and liabilities which    Immediately and  and within three    months and      Over one year and     Over five
mature or reprice:              within 30 days        months       within one year   within five years       years         Total
- -----------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Federal funds sold                 $ 27,900         $       -        $       -         $        -         $        -      $  27,900
Investment securities                     -             1,615            8,022             20,968             10,782         41,997
Loans excluding nonaccrual
    loans and overdrafts             57,268             2,006           13,265             10,769              5,283         88,591
- -----------------------------------------------------------------------------------------------------------------------------------
Period total                       $ 85,168         $   3,621        $  21,287         $   31,737          $  16,015      $ 157,828
- -----------------------------------------------------------------------------------------------------------------------------------
Cumulative total                   $ 85,168         $  88,789        $ 110,076         $  141,813          $ 157,828
- -----------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:
    Demand                         $ 37,900         $       -        $       -         $        -          $       -      $  37,900
    Savings                          36,593                 -                -                  -                  -         36,593
    Time certificates                 9,677             7,831           16,265              5,550                  -         39,528
    Other borrowings                    376                 -                -                  -                  -            376
- -----------------------------------------------------------------------------------------------------------------------------------
Period total                       $ 84,546         $   7,831        $  16,265         $    5,550          $       -      $ 114,192
- -----------------------------------------------------------------------------------------------------------------------------------
Cumulative total                   $ 84,546         $  92,377        $ 108,642         $  114,192          $ 114,192
- -----------------------------------------------------------------------------------------------------------------------------------
Amounts
Interest rate sensitivity gap      $    622         $  (4,210)       $   5,022         $   26,187          $  16,015
Cumulative interest rate
    sensitivity gap                $    622         $  (3,588)       $   1,434         $   27,621          $  43,636
Ratios:
Interest rate sensitivity gap          1.01              0.46             1.31               5.72                N/A
Cumulative interest rate
    sensitivity gap                    1.01              0.96             1.01               1.24                N/A

The table indicates the time periods in which interest earning assets and interest bearing liabilities will mature or reprice in accordance with their contractual terms. The table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures. The Company and the Bank have historically maintained a cumulative interest rate sensitivity gap ratio approximating 1:1 for assets and liabilities repricing within one month, that is, a nearly equal amount of interest earning assets and interest bearing liabilities will reprice or mature within 30 days. At December 31, 1995, the cumulative interest rate sensitivity gap for assets and liabilities that reprice within 30 days was 1.01:1. Similarly, a virtually equal amount of interest earning assets and interest bearing liabilities reprice within one year as reflected in the cumulative interest rate sensitivity gap ratio of 1.01:1 for that period. The effect of this matching of maturities and repricing of interest earning assets and interest bearing liabilities is to stabilize the Bank's net interest margin in times of both rising and falling interest rates.

CAPITAL RESOURCES
The Company has been able to sustain its growth in capital through profit retention and the exercise of stock options by directors and officers of the Company. Prior to 1994, all earnings were retained to maintain the Company's capital position and support additional growth in the future. In the third quarter of 1994, the Company declared and paid an initial cash dividend of $.08 per common share. An additional cash dividend of $.08 per common share was declared and paid in the fourth quarter of 1994. The Company declared and paid four quarterly dividends of $0.08 per common share during 1995. In addition, the Company declared and paid a cash dividend of $0.08 per common share and a 10% stock dividend in the first quarter of 1996.

For the year ended December 31, 1995, the Company retained earnings of $1,195,000 net of $382,000 in dividends. For the year ended December 31, 1994, the Company retained earnings of $1,695,000 after payment of $191,000 in cash dividends. During 1993 shareholders' equity increased $1,326,000 which was attributed to retention of earnings.

The Company and Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "FRB") and the Office of the Comptroller of the Currency (the "OCC"). The FRB and the OCC have adopted risk based capital guidelines for bank holding companies and national banks. The Company and the Bank are required to maintain capital equal to at least 8.0% of assets and commitments to extend credit, weighted by risk. At least 4.0% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk weighted categories requiring less capital allocation than the 8.0% total ratio. For example, cash and government securities are assigned to a 0% risk weighted category; most home mortgage loans are assigned to a 50% risk weighted category requiring a 4.0% capital allocation; and commercial loans are assigned to a 100% risk weighted category requiring an 8.0% capital allocation. In addition, the FRB and the OCC have adopted a 3.0% minimum leverage ratio for banking organizations as a supplement to the risk weighted capital guidelines. The minimum leverage ratio is intended to limit the ability of banking organizations to leverage their equity capital base by increasing assets and liabilities without increasing capital proportionately. The 3.0% ratio constitutes a minimum ratio for well-run banking organizations under the FRB standards and organizations experiencing or anticipating significant growth or failing to meet such standards will be required to maintain a minimum leverage ratio ranging from 100 to 200 basis points in excess of the 3.0% ratio.

Table X presents the capital and leverage ratios of the Company as of December
31:

TABLE X. RISK BASED CAPITAL AND LEVERAGE RATIOS

                 RISK BASED CAPITAL RATIOS                           1995                         1994
                 ---------------------------------------------------------------------------------------------
                 Tier 1 capital                        $    17,141         14.8%      $    16,303        15.5%
                 Total capital                         $    18,448         16.0%      $    17,621        16.7%
                 Total risk adjusted assets            $   115,452                    $   105,461
                 LEVERAGE RATIOS
                 ---------------------------------------------------------------------------------------------
                 Tier 1 capital                        $    17,141         10.1%      $    16,303        12.1%
                 Quarterly average total assets        $   170,132                    $   134,776
                 ---------------------------------------------------------------------------------------------

On December 19, 1991, the President signed the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"). The FDICIA, among other matters, substantially revises banking regulations and establishes a framework for determination of capital adequacy of financial institutions. Under the FDICIA, financial institutions are placed into one of five capital adequacy categories as follows: (1) "well capitalized" consisting of institutions with a total risk based capital ratio of 10% or greater, a Tier 1 risk based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive; (2) "adequately capitalized" consisting of institutions with a total risk based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater, and the institution does not meet the definition of a "well capitalized" institution; (3) "undercapitalized" consisting of institutions with a total risk based capital ratio less than 8%, a Tier 1 risk based capital ratio of less than 4%, or a leverage ratio of less than 4%; (4) "significantly undercapitalized" consisting of institutions with a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 3%, or a leverage ratio of less than 3%; and, (5) "critically undercapitalized" consisting of an institution with a ratio of tangible equity to total assets that is equal to or less than 2%.

Financial institutions classified as undercapitalized or below are subject to various limitations including, among other matters, certain supervisory actions by bank regulatory authorities and restrictions related to (i) growth of assets, (ii) payment of interest on subordinated indebtedness, (iii) payment of dividends or other capital distributions, and (iv) payment of management fees to a parent holding company. The FDICIA requires the bank regulatory authorities to initiate corrective action regarding financial institutions which fail to meet minimum capital requirements. Such action may, among other matters, require a financial institution to augment capital and reduce total assets. Critically undercapitalized financial institutions may also be subject to appointment of a receiver or conservator unless the financial institution submits an adequate capitalization plan.

RETURN ON EQUITY AND ASSETS
Table XI presents return on average assets, return on beginning equity, dividend payout ratio and the average equity to average assets ratio.

TABLE XI.  RETURN ON EQUITY AND ASSETS

                                                                                       1995        1994
                              -------------------------------------------------------------------------
                              Return on average assets                                1.01%       1.40%

                              Return on beginning equity                              9.70%      12.91%

                              Dividend payout ratio                                  29.33%      10.13%

                              Average equity to average assets ratio                 10.79%      11.50%
                              -------------------------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                                              Page
                                                                                              ----
         Independent Auditors' Report                                                           38

         Consolidated Balance Sheets                                                            39
                 December 31, 1995 and 1994

         Consolidated Statements of Income                                                      40
                 Years Ended December 31, 1995, 1994 and 1993

         Consolidated Statements of Shareholders' Equity                                        41
                 Years Ended December 31, 1995, 1994 and 1993

         Notes to Consolidated Financial Statements                                             42


All Schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements or notes thereto.

THE BOARD OF DIRECTORS
AND SHAREHOLDERS OF
SOUTH VALLEY BANCORPORATION


We have audited the accompanying consolidated balance sheets of South Valley Bancorporation and subsidiary as of December 31, 199 and 1994, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of South Valley Bancorporation and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



Deloitte & Touche, LLP
San Jose, California
January 28, 1996

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                        DECEMBER 31,                                                  1995                    1994
                                                                             --------------          --------------
              ASSETS    Cash and due from banks                              $   9,436,000           $   6,015,000
                        Federal funds sold                                      27,900,000              13,700,000
                                                                             --------------          --------------
                          Total cash and equivalents                            37,336,000              19,715,000
                                                                             --------------          --------------
                        Securities available for sale at market
                           value (amortized cost-1995,
                           $34,145,000; 1994, $10,544,000)                      34,247,000              10,460,000
                        Securities held to maturity at cost (market value-
                           1995, $7,213,000; 1994, $15,876,000)                  7,089,000              16,765,000
                        Loans:
                          Commercial                                            32,721,000              33,619,000
                          Real estate-construction                              15,338,000              16,813,000
                          Real estate-other                                     28,524,000              28,057,000
                          Installment                                           13,496,000              11,579,000
                                                                             --------------          --------------
                             Total loans                                        90,079,000              90,068,000
                             Allowance for credit losses                        (1,313,000)             (1,331,000)
                             Deferred loan fees-net                               (528,000)               (496,000)
                                                                             --------------          --------------
                               Net loans                                        88,238,000              88,241,000
                                                                             --------------          --------------
                        Premises and equipment, net                              5,984,000               4,519,000
                        Accrued interest receivable and other assets             4,379,000               4,170,000
                                                                             --------------          --------------
                               Total assets                                  $ 177,273,000           $ 143,870,000
                                                                             ==============          ==============


     LIABILITIES AND    Deposits:
SHAREHOLDERS' EQUITY      Demand, noninterest bearing                        $  43,873,000           $  30,869,000
                          Demand, interest bearing                              37,900,000              31,823,000
                          Savings                                               36,593,000              31,844,000
                          Time                                                  39,323,000              30,105,000
                                                                             --------------          --------------
                             Total deposits                                    157,689,000             124,641,000
                        Other liabilities                                        2,027,000               2,977,000
                                                                             --------------          --------------
                               Total liabilities                               159,716,000             127,618,000
                                                                             --------------          --------------
                        Commitments and contingencies (notes 6 and 9)
                        Shareholders' equity
                          Preferred stock-no par value; authorized
                             2,000,000 shares; no shares issued
                          Common stock-no par value; authorized 4,000,000
                             shares; outstanding 1,194,697 shares               11,331,000              11,331,000
                          Retained earnings                                      6,166,000               4,971,000
                          Unrealized gain (loss) on securities available
                            for sale                                                60,000                 (50,000)
                                                                             --------------          --------------
                            Shareholders' equity                                17,557,000              16,252,000
                                                                             --------------          --------------
                               Total liabilities and shareholders' equity    $ 177,273,000           $ 143,870,000
                                                                             ==============          ==============

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS


                     YEARS ENDED DECEMBER 31,                         1995                      1994                   1993
                                                              --------------------------------------------------------------
 INTEREST INCOME     Loans (including fees)                   $ 10,029,000              $  9,101,000            $ 7,793,000
                     Investment securities
                       Taxable                                   1,505,000                   985,000                829,000
                       Tax exempt                                  315,000                   361,000                342,000
                     Federal funds sold                            984,000                   427,000                125,000
                                                              --------------------------------------------------------------
                         Total interest income                  12,833,000                10,874,000              9,089,000
                                                              --------------------------------------------------------------

INTEREST EXPENSE     Interest on deposits                        3,893,000                 2,802,000              2,486,000
                     Other                                          49,000                    87,000                102,000
                                                              --------------------------------------------------------------
                         Total interest expense                  3,942,000                 2,889,000              2,588,000
                                                              --------------------------------------------------------------
                     Net interest income before provision
                       for credit losses                         8,891,000                 7,985,000              6,501,000
                     Provision for credit losses                  (392,000)                 (379,000)              (388,000)
                                                              --------------------------------------------------------------
                     Net interest income after provision
                       for credit losses                         8,499,000                 7,606,000              6,113,000
                                                              --------------------------------------------------------------

    OTHER INCOME     Customer service fees                         951,000                   723,000                581,000
                     Net gains on sales of loans                    71,000                    45,000                 68,000
                     Other                                          86,000                    14,000                 17,000
                                                              --------------------------------------------------------------
                         Total other income                      1,108,000                   783,000                666,000

  OTHER EXPENSES     Salaries and benefits                       3,351,000                 2,703,000              2,410,000
                     Occupancy                                     560,000                   508,000                562,000
                     Data and item processing                      498,000                   101,000                158,000
                     Equipment                                     410,000                   337,000                344,000
                     Legal and professional fees                   251,000                   175,000                124,000
                     Forms and supplies                            198,000                   184,000                191,000
                     Marketing                                     183,000                   199,000                178,000
                     Deposit insurance                             149,000                   307,000                281,000
                     Correspondent bank charges                    124,000                   138,000                 17,000
                     Net cost of OREO                               48,000                     2,000                145,000
                     Other                                       1,238,000                   723,000                344,000
                                                              --------------------------------------------------------------
                         Total other expenses                    7,010,000                 5,377,000              4,754,000
                                                              --------------------------------------------------------------
                     Income before income taxes                  2,597,000                 3,012,000              2,025,000
                     Provision for income taxes                  1,020,000                 1,126,000                699,000
                                                              --------------------------------------------------------------
                         Net income                           $  1,577,000              $  1,886,000            $ 1,326,000
                                                              ==============================================================
                     Net income per common and
                     common equivalent share (adjusted
                     for 10% stock dividend on
                     February 23, 1996)                       $       1.20              $       1.58            $      1.01
                                                              ==============================================================

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                           YEARS ENDED DECEMBER 31,                                     1995              1994                1993
                                                                                ---------------------------------------------------
              OPERATIONS   Net income                                           $  1,577,000      $  1,886,000        $  1,326,000
                           Adjustments to reconcile net income to net
                             cash proved by (used in) operating activities:
                             Provision for credit losses                             392,000           379,000             388,000
                             Depreciation and amortization                           374,000           177,000             234,000
                             Origination of loans held for sale                   (1,316,000)         (596,000)           (619,000)
                             Proceeds from sale of loans held for sale               924,000           520,000             535,000
                             Gain (loss) on sale of OREO                              66,000            (8,000)             14,000
                             Deferred gain on sale of facilities                           -                               (39,000)
                             Deferred income taxes                                   129,000            34,000             (29,000)
                             Accrued interest receivable and other assets         (1,473,000)         (790,000)            193,000
                             Other liabilities                                      (950,000)           94,000            (667,000)
                             Net deferred loan fees                                   32,000           (54,000)             66,000
                                                                                ---------------------------------------------------
                           Net cash provided by (used in) operations                (245,000)        1,642,000           1,402,000
                                                                                ---------------------------------------------------

    INVESTING ACTIVITIES   Proceeds from maturities of
                             securities available for sale                        12,755,000         3,059,000                   -
                           Purchase of securities available for sale             (28,303,000)       (7,399,000)                  -
                           Proceeds from maturities of
                             securities held to maturity                           5,695,000         1,464,000           4,658,000
                           Purchase of securities held to maturity                (4,593,000)       (1,963,000)         (9,601,000)
                           Net (increase) decrease in loans                           11,000        (4,695,000)         (4,340,000)
                           Proceeds from sale of OREO                              1,285,000           935,000             279,000
                           Capital expenditures                                   (1,650,000)       (3,319,000)           (399,000)
                                                                                ---------------------------------------------------
                           Net cash used in investing activities                 (14,800,000)      (11,918,000)         (9,403,000)
                                                                                ---------------------------------------------------

    FINANCING ACTIVITIES   Net increase in deposits                               16,881,000        13,939,000           1,548,000
                           Cash received in connection with branch
                             acquisition                                          16,167,000
                           Payment of cash dividends                                (382,000)         (191,000)                  -
                                                                                ---------------------------------------------------
                           Net cash provided by financing activities              32,666,000        13,748,000           1,548,000
                                                                                ---------------------------------------------------
                           Net increase (decrease) in cash and
                             equivalents                                          17,621,000         3,472,000          (6,453,000)
                           Cash and equivalents, beginning of year                19,715,000        16,243,000          22,696,000
                                                                                ---------------------------------------------------
                           Cash and equivalents, end of year                    $ 37,336,000      $ 19,715,000        $ 16,243,000
                                                                                ===================================================


   NONCASH INVESTING AND   In 1995 the Company obtained $1,574,000 ($269,000 and $662,000 in 1994 and 1993, respectively) of
    FINANCING ACTIVITIES   real estate (OREO) in connection with foreclosures of delinquent loans.


 SUPPLEMENTAL DISCLOSURE   Cash paid for interest                               $  3,939,000      $  2,937,000        $  2,504,000
            OF CASH FLOW   Cash paid for income taxes                           $    777,000      $  1,055,000        $    979,000
             INFORMATION

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                               Unrealized Gain
YEARS ENDED DECEMBER 31, 1995     Common Stock      Common Stock                          (Loss) on Securities
1994, 1993                             Shares             Amount     Retained Earnings      available for sale            Total
- --------------------------------------------------------------------------------------------------------------------------------
Balances, January 1, 1993            1,194,697       $11,331,000            $1,950,000               $       -      $13,281,000
Net income                                                                   1,326,000                                1,326,000
- --------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1993          1,194,697        11,331,000             3,276,000                       -       14,607,000
Initial recognition of net
  unrealized gain on securities
  available for sale                                                                                    58,000           58,000

Cash dividends                                                                (191,000)                                (191,000)
Net income                                                                   1,886,000                                1,886,000
Change in net unrealized loss on
  securities available for sale                                                                       (108,000)        (108,000)
- --------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1994          1,194,697        11,331,000             4,971,000                 (50,000)      16,252,000
Cash dividends                                                                (382,000)                                (382,000)
Net income                                                                   1,577,000                                1,577,000
Change in net unrealized gain on
  securities available for sale                                                                        110,000          110,000
- --------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1995          1,194,697       $11,331,000            $6,166,000                $ 60,000      $17,557,000
================================================================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION. The consolidated financial statements include South Valley Bancorporation (the "Company") and its wholly-owned subsidiary, South Valley National Bank (the "Bank"). All material intercompany accounts and transactions are eliminated in consolidation.

         The accounting and reporting policies of the Company and the Bank conform to generally accepted accounting principles and prevailing practices within the banking industry.

         ESTIMATES. In preparing such financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant changes in the near term relates to the determination of the allowance for credit losses. Management also uses information provided by an independent loan review service in connection with its determination of the allowance for loan losses.

         SECURITIES. Effective January 1, 1994, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which requires the Bank to classify debt and equity securities at time of purchase into one of three categories: held to maturity, trading or available for sale. Investment securities classified as held to maturity are measured at amortized cost based on the Bank's positive intent and ability to hold such securities to maturity.
Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrecognized holding gain or loss in the results of operations. The remaining investment securities are classified as available for sale and are measured at market value with a corresponding recognition of the unrealized holding gain or loss (net of tax effect) as a separate component of shareholders' equity until realized. Any gains and losses on sales of investments are computed on a specific identification basis.

         Prior to the adoption of SFAS 115, the Bank accounted for all investment securities at amortized cost based on its intent and ability to hold them to maturity.

         LOANS are stated at the principal amount outstanding, net of unearned income. Unearned income consists of deferred loan fees net of deferred direct incremental loan origination costs and is amortized to interest income by a method approximating the effective interest method generally over the contractual life of the loan.

         The Bank originates small business loans. A portion of certain loans is guaranteed by the Small Business Administration ("SBA"). In determining the gain realized on the guaranteed portion of the loans sold, the recorded investment is allocated between the portion of the loan sold and the portion retained based on an estimate of the relative fair values of those portions as of the date the loan is sold. Loans held for sale were $445,000 at December 31, 1995. There were no loans held for sale at December 31, 1994. No losses on sale are anticipated.

         Interest income is accrued as earned. The accrual of interest on loans is discontinued and any accrued and unpaid interest is reversed when principal or interest is ninety days past due, when payment in full of principal or interest is not expected or when a portion of the principal balance has been charged off. Income on such loans is then recognized only to the extent that cash is received and future collection of principal is probable. Generally, a loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the original terms of the loan agreement or when the loan is both well secured and in process of collection.

         ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN. On January 1, 1995, the Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." A loan is considered impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Under SFAS 114 and 118, impaired loans are required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The accrual of interest is discontinued on loans determined to be impaired. Income on such loans is then recognized only to the extent that cash is received and future collection of principal is probable. The adoption of this statement had no effect on the Company's financial condition or results of operation.

         THE ALLOWANCE FOR CREDIT LOSSES is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectability and prior loss experience. The allowance is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectability of the principal is unlikely. In evaluating the adequacy of the reserve, management considers numerous factors such as changes in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated local economic conditions that may affect the borrowers' ability to pay.

         Management believes that the allowance for credit losses at December 31, 1995 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

         OTHER REAL ESTATE OWNED. Real estate and other assets acquired in satisfaction of indebtedness are recorded at the lower of the recorded loan amount or the estimated fair market value net of anticipated selling costs, and any difference between this and the loan amount is treated as a loan loss. Costs of maintaining other real estate owned, subsequent declines in fair value, if any, and gains or losses on sale are reflected in current earnings.

         PREMISES AND EQUIPMENT are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the lesser of the lease terms or estimated useful lives of the assets, which are generally 3 to 30 years.

         INCOME TAXES are provided at current rates. Deferred income taxes are provided for temporary differences between financial statement and income tax reporting purposes.


         FAIR VALUE OF FINANCIAL INSTRUMENTS. In 1995, the Company adopted SFAS 107, "Disclosures about Fair Value of Financial Instruments," which requires the Company to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. (See Note 12).

         STOCK BASED COMPENSATION. In October 1995, SFAS 123, "Accounting for Stock-Based Compensation" was issued. Under the new standard, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in 1996 and requires measurement of awards made in 1995. The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the proforma net income and earnings per share as if the company had applied the new method of accounting. The Company intends to follow these disclosure requirements for its employee stock plans. As a result, adoption of the new standard will not impact reported earnings or earnings per share, and will have no effect on the Company's cash flows.

         RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the financial statement presentation for the current year. The reclassifications had no impact on results of operations or shareholders' equity.

         NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE is calculated using the weighted average shares outstanding plus the dilutive effect of shares issuable under stock option plans, adjusted retroactively for subsequent stock dividends and splits. On January 25, 1996 the Company declared a 10% stock dividend for shareholders of record of common stock as of February 16, 1996 and payable February 23, 1996. The number of shares used to compute net income per common and equivalent share amounts, adjusted for the stock dividend, for the years ended December 31, 1995, 1994 and 1993 was 1,316,102, 1,314,167 and
1,314,167, repsectively. The difference between primary and fully diluted net income per share is not significant in any year.

NOTE 2.  BRANCH ACQUISITIONS

         During 1995 the Bank purchased certain assets and assumed certain liabilities of the San Juan Bautista branch of Bank of America, NT&SA. As a result of this transaction, the Bank assumed $8,514,000 of deposit liabilities and received $7,560,000 of cash and tangible assets of $688,000. The transaction resulted in an intangible asset of $266,000, representing the excess of liabilities assumed over the fair value of the tangible assets acquired.

         During 1995 the Bank also purchased certain assets and assumed certain liabilities of the Gilroy branch of Comerica Bank. As a result of this transaction, the Bank assumed $7,653,000 of deposit liabilities and received $7,528,000 of cash. The transaction resulted in an intangible asset of $125,000, representing the excess of liabilities assumed over the fair value of the tangible assets acquired.

NOTE 3. CASH AND DUE FROM BANKS

         The Company, through its bank subsidiary, is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposits. At December 31, 1995 the Company maintained reserves of $1,299,000 in the form of vault cash and balances at the Federal Reserve to satisfy regulatory requirements.

NOTE 4.  SECURITIES

         The carrying value and approximate market value of securities are as follows:

                                               ---------------------------------------------------------------
                                               Amortized       Unrealized       Unrealized
In thousands                                        Cost            Gains           Losses        Market Value
                                               ---------------------------------------------------------------
December 31, 1995
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury and agency securities          $  23,492           $  163            $  56            $ 23,599
  Mortgage backed securites                       10,123                3                8              10,118
  Other                                              530                -                -                 530
                                               ---------------------------------------------------------------
Total                                          $  34,145           $  166            $  64            $ 34,247
                                               ===============================================================
SECURITIES HELD TO MATURITY:
  State and municipal obligations              $   5,500           $   56            $   7            $  5,549
  Mortgage backed securities                       1,589               80                5               1,664
                                               ---------------------------------------------------------------
Total                                          $   7,089           $  136            $  12            $  7,213
                                               ===============================================================

                                               ---------------------------------------------------------------
                                               Amortized       Unrealized       Unrealized
In thousands                                        Cost            Gains           Losses        Market Value
                                               ---------------------------------------------------------------
December 31, 1994
SECURITIES AVAILABLE FOR SALE:
  U.S. Treasury and agency securities          $   7,962           $   14           $   87            $  7,889
  State and municipal obligations                  1,567                1                9               1,559
  Other                                            1,015                -                3               1,012
                                               ---------------------------------------------------------------
Total                                          $  10,544           $   15           $   99            $ 10,460
                                               ===============================================================

 SECURITIES HELD TO MATURITY:
  U.S. Treasury and agency securities          $  11,583           $    -           $  770            $ 10,813
  State and municipal obligations                  5,182               19              138               5,063
                                               ---------------------------------------------------------------
Total                                          $  16,765           $   19           $  908            $ 15,876
                                               ===============================================================

         At December 31, 1995 securities with a book value of approximately $2,943,000 were pledged to secure certain deposits of public funds as required by law or contract. There were no sales of securities during 1995 or 1994.

                 The following table lists the maturities and weighted average yield of securities as of December 31, 1995:

                                                                                                        Weighted
                                                                    Amortized           Market           Average
                                                                         Cost            Value             Yield
                     -------------------------------------------------------------------------------------------
                     SECURITIES AVAILABLE FOR SALE
                     U.S. Treasury and agency securities:
                     -------------------------------------------------------------------------------------------
                          Within one year                          $    5,994       $    6,029             5.47%
                          Over one year, but within 5 years            17,497           17,570             5.88%
                     -------------------------------------------------------------------------------------------
                               Subtotal                                23,491           23,599             5.78%
                     -------------------------------------------------------------------------------------------
                     Mortgage backed securities, over 5 years          10,124           10,118             6.59%
                     Other                                                530              530             6.00%
                     -------------------------------------------------------------------------------------------
                     Total                                         $   34,145       $   34,247             6.02%
                     ===========================================================================================

                     SECURITIES HELD TO MATURITY
                     State and municipal obligations: (1)
                          Within one year                          $    1,847       $    1,868             7.46%
                          Over one year, but within 5 years             3,097            3,127             6.02%
                          Over 5 years                                    556              554             4.74%
                     -------------------------------------------------------------------------------------------
                               Subtotal                                 5,500            5,549             6.37%
                     -------------------------------------------------------------------------------------------
                     Mortgage backed securities:
                          Over one year, but within 5 years               808              823             7.53%
                          Over 5 years                                    781              841             8.52%
                     -------------------------------------------------------------------------------------------
                               Subtotal                                 1,589            1,664             8.01%
                     -------------------------------------------------------------------------------------------
                     Total                                         $    7,089       $    7,213             6.74%
                     ===========================================================================================

           (1) The weighted average yield on tax exempt securities is calculated on a fully taxable equivalent basis using the expected Federal statutory rate of 34%.

         Effective December 15, 1995, investment securities totaling $8,426,000 in amortized cost and $8,243,535 in market value were reclassified from held to maturity to available for sale in connection with adoption of the Financial Accounting Standards Board Special Report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

         The Bank's loans are virtually all made within its defined market area of South Santa Clara and San Benito counties. Real estate-construction loans represented 17% of total loans at December 31, 1995, almost all of which are for the construction of single family residential properties. In addition, 32% of the Bank's loans (excluding construction loans) were real estate secured term loans. These loans were primarily made to Bank depositors and are secured by first deeds of trust on commercial and residential properties and with original loan to value ratios not exceeding 75%. Commercial loans comprise 36% of total loans. The Bank's loans are not concentrated in any particular
industry.   The Bank's service area is somewhat dependent on the economy of the greater Santa Clara Valley which has a concentration of high technology companies and, accordingly, the ability of the Bank's borrowers to repay loans may be affected by the performance of this sector of the economy. Virtually all loans are collateralized, and the majority have adjustable rates. Generally, real estate loans are secured by real property, and commercial and other loans are secured by bank deposits and business or personal assets.

         For commercial and other loans, repayment is generally expected to come from the cash flow of the borrower. In the case of construction loans, repayment is generally expected from the sale of the related property or refinance upon completion of construction.

         The activity in the allowance for credit losses is summarized as follows:

            In thousands                                           1995          1994           1993
            ----------------------------------------------------------------------------------------
            Balance, beginning of year                        $   1,331      $   1,246     $   1,127
            Provision charged to expense                            392            379           388
            Loans charged-off                                      (529)          (361)         (298)
            Recoveries                                              119             67            29
            ----------------------------------------------------------------------------------------
            Balance, end of year                              $   1,313      $   1,331     $   1,246
            ========================================================================================


         Management believes that the allowance for credit losses at December 31, 1995 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

         Past due, nonaccrual and restructured loans at December 31, are summarized below:

            In thousands                                           1995          1994           1993
            ----------------------------------------------------------------------------------------
            Past due 90 days or more and still accruing:
                Real estate                                   $      37      $    543      $       -
                Commercial                                           83           171             44
                Installment and other                                 -            13              -
            ----------------------------------------------------------------------------------------
                     subtotal                                       120           727             44
            ----------------------------------------------------------------------------------------

            Nonaccrual:
                Real estate                                         363         1,073            679
                Commercial                                        1,116           132              -
                Installment and other                                 9            55              -
            ----------------------------------------------------------------------------------------
                     subtotal                                     1,488         1,260            679
            ----------------------------------------------------------------------------------------

            Restructured:
                Real estate                                         255           147              -
                Commercial                                          249             -              -
                Installment and other                                 8             -              -
            ----------------------------------------------------------------------------------------
                     subtotal                                       513           147              -
            ----------------------------------------------------------------------------------------
            Total                                             $   2,121      $  2,134      $     723
            ========================================================================================

         The reduction in income associated with nonaccrual loans was approximately $123,000 in 1995, $123,000 in 1994 and $142,000 in 1993.

         The recorded investment in impaired loans was $1,488,000 and the portion of the allowance for credit losses related to loan impairment was $469,000 at December 31, 1995. Average impaired loans for 1995 were $1,629,000. The Bank did not recognize any interest income on impaired loans during 1995.

         Other real estate owned included in other assets was $1,953,000 at December 31, 1995 and $1,627,000 at December 31, 1994. At December 31, 1995,
other real estate owned consisted of one commercial property, one parcel of undeveloped residential land, and two parcels of undeveloped commercial property. The net cost of operation of other real estate owned is as follows:

          In thousands                                        1995                1994               1993
          -----------------------------------------------------------------------------------------------
          (Gain) loss on sale                                 $(65)               $(8)               $ 14
          Reductions in estimated fair market value             45                  -                  70
          Net holding costs                                     68                 10                  61
          -----------------------------------------------------------------------------------------------
          Total                                               $ 48                $ 2                $145
          ===============================================================================================

NOTE 6.  PREMISES AND EQUIPMENT

         Premises and equipment at December 31, are summarized as follows:

                     In thousands                                           1995                 1994
                     ---------------------------------------------------------------------------------
                     Land                                                 $ 1,146              $   961
                     Buildings                                              3,588                2,737
                     Furniture and equipment                                2,894                2,235
                     Leasehold improvements                                    46                    -
                     Construction in progress                                   3                  226
                     ---------------------------------------------------------------------------------
                         Subtotal                                           7,677                6,159
                     Accumulated depreciation and amortization             (1,693)              (1,640)
                     ---------------------------------------------------------------------------------
                     Premises and equipment, net                          $ 5,984                4,519
                     =================================================================================

         In 1990, the Bank exchanged its primary facility in Morgan Hill for land to be used for a new facility in Gilroy and simultaneously leased back the Morgan Hill facility for a ten year period, with an option to renew for five years. The net present value of the excess of the lease payments over the estimated fair market rental rate ($800,000) has been accounted for as an obligation and capitalized, together with the carrying value of the Morgan Hill facility. At December 31, 1995, the remaining obligation of $480,000 is included in other liabilities in the consolidated balance sheet. Also, in 1992 the Bank determined that a portion of the land acquired in the exchange exceeded its expansion requirements. The allocated book value relating to this portion has been included in other assets as land held for sale. The allocated book value of land held for sale was $1,213,000 at December 31, 1995 and $1,237,000 at December 31, 1994.

         In addition to the Morgan Hill facility lease, certain facilities and equipment are leased under non-cancelable operating leases. The minimum annual lease commitments and the annual amortization of the excess lease payments representing additional purchase price for the Gilroy land are as follows:

            In thousands       Gilroy Land      Operating Leases
            ----------------------------------------------------
            1996                     $ 123                $  160
            1997                       123                   165
            1998                       123                   165
            1999                       123                   165
            2000                       123                   165
            Thereafter                  10                   620
            ----------------------------------------------------
                                       625                $1,440
                                                          ======
            Less imputed              (145)
            ------------------------------
            Total                    $ 480
            ==============================

         Rental expense under operating leases was approximately $278,000, $294,000, and $347,000 in 1995, 1994 and 1993, respectively.

NOTE 7.  INCOME TAXES

         The provision for income taxes is as follows:

           In thousands                                          1995                  1994               1993
           ---------------------------------------------------------------------------------------------------
           Current
             Federal                                           $  633                $  762               $502
             State                                                258                   330                226
           ---------------------------------------------------------------------------------------------------
                Total                                             891                 1,092                728
           ---------------------------------------------------------------------------------------------------
           Deferred
             Federal                                               91                    26                (31)
             State                                                 38                     8                  2
           ---------------------------------------------------------------------------------------------------
                Total                                             129                    34                (29)
           ---------------------------------------------------------------------------------------------------
           Total                                               $1,020                $1,126               $699
           ===================================================================================================

         A reconciliation of the Federal income tax rate to the effective tax rate is as follows:


                                                                           1995         1994         1993
          -----------------------------------------------------------------------------------------------
          Statutory Federal Incone tax rate                                35.0%        35.0%        34.0%
          State income taxes (not part of Federal Income tax benefit)       7.6          7.4          7.3
          Tax exempt interest                                              (3.8)        (3.9)        (6.1)
          Other                                                             0.6          0.6         (1.7)
          -----------------------------------------------------------------------------------------------
          Effective rax rate                                               39.3%        37.4%        34.5%
          ===============================================================================================

Components of deferred tax assets and liabilities at December 31, are as follows:

               In thousands                                                    1995               1994            1993
               -------------------------------------------------------------------------------------------------------
               Deferred tax assets:
                 Provision for credit losses                                  $450               $495             $459
                 State income taxes                                             99                 71               42
                 OREO valuation reserve                                          -                 14               86
                 Unrealized loss on securities available for                     -                 34                -
               -------------------------------------------------------------------------------------------------------
                   Total                                                       549                614              587
               -------------------------------------------------------------------------------------------------------
                 Deferred tax liablities:
                   Depreciation and amortization                                93                 33               38
                 Amortization of lease liability                                61                 36                -
                 Unrealized gain on securities available for sale               42                  -                -
                 Other                                                          16                  3
               -------------------------------------------------------------------------------------------------------
                     Total                                                     212                 72               45
               -------------------------------------------------------------------------------------------------------
               Net deferred tax assets                                        $337               $542             $542
               =======================================================================================================

There was no valuation allowance at December 31, 1995, 1994 or 1993.

NOTE 8.  EMPLOYEE BENEFIT PLANS

         The Company has a stock option plan which provides for the granting of nonqualified or incentive stock options to purchase, 332,000 shares of common stock. The plan provides that options may be granted to officers, directors and key employees of the Company and the Bank, upon such terms as the Board of Directors or the Stock Option Committee shall determine. The current stock option plan is subject to shareholder approval at the Company's next Annual Meeting of Shareholders scheduled for May 1996 and any options granted under the plan are not effective until such approval has been obtained. Outstanding options have been granted at an exercise price equal to the fair market value at the date of grant and are exercisable in installments over three to five years. Options expire either five or ten years after the date of the grant.

         Stock option activity is as follows:

                                                       Shares        Price per
                --------------------------------------------------------------
                Balances, January 1, 1993              88,120     $12.50-16.53
                    Canceled                           (9,900)     12.50-16.53
                --------------------------------------------------------------
                Balances, December 31, 1993            78,220      12.50-16.53
                --------------------------------------------------------------
                    Granted                             6,600            11.00
                    Canceled                          (46,320)     14.94-16.53
                --------------------------------------------------------------
                Balances, December 31, 1994            38,500      11.00-16.53
                --------------------------------------------------------------
                    Granted                            60,000            15.00
                    Canceled                          (12,100)           16.53
                --------------------------------------------------------------
                Balances, December 31, 1995            86,400     $11.00-16.53
                --------------------------------------------------------------

         At December 31, 1995, options for 17,160 shares were exercisable and options for 272,000 shares were available for future grant.

         The Company has an Employee Stock Ownership Plan ("ESOP") in which, generally, all full-time salaried employees over the age of 20 are eligible to participate. Each year, the Company may contribute common stock and/or cash to the Plan, which is allocated to each participant in proportion to his or her total annual regular compensation for the year. The ESOP may borrow funds which, in addition to the Company's cash contribution, may be used to purchase the Company's common stock from the Company or on the open market. The Company's accrued contributions for 1995, 1994 and 1993 were $92,000, $111,000 and $82,000, respectively. During 1995, 1994 and 1993, respectively, the ESOP purchased 4,204, 4,593 and 9,450 shares of the Company common stock in the open market.

         The Company has a 401 (k) tax-deferred savings plan in which, generally, all of the Bank's employees are eligible to participate. Under the terms of the 401(k) plan, eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The amount of salary deferred is not subject to Federal income tax at the time of deferral. The Company, at its option, may match employee contributions at a rate determined annually by the Company. The matching contribution vests over a period of seven years. For 1995, 1994 and 1993 the Company's matching contributions were $30,000, $34,000 and $26,000, respectively, or 26%, 41% and 35% of eligible employee contributions.

NOTE 9. COMMITMENTS AND CONTINGENCIES

         In the normal course of business there are various commitments outstanding to extend credit which are not reflected in the financial statements, including unused loan commitments of approximately $37,373,000 and standby letters of credit of $986,000 at December 31, 1995. However, all such commitments will not necessarily culminate in actual extensions of credit by the Bank in the future. The Bank does not anticipate any losses as a result of these transactions.

         Approximately $10,619,000 of loan commitments outstanding at December 31, 1995 relate to construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements.

         Standby letters of credit are commitments written by the Bank to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to purchases of inventory by the Bank's commercial customers and are typically short term in nature. Credit risk is similar to that involved in extending loan commitments to customers and the Bank accordingly uses evaluation and collateral requirements similar to those for loan commitments. Virtually all such commitments are collateralized.

NOTE 10. RELATED PARTY LOANS

         The Company makes loans to officers and directors and their associates subject to loan committee approval and ratification by the Board of Directors. These transactions are on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated parties and do not involve more than normal risk of collectability. An analysis of changes in related party loans for the year ended December 31, 1995 is as follows:

        Beginning balance             Additions            Repayments       Ending balance
        ----------------------------------------------------------------------------------
               $2,082,000              $496,000             $1,809,000            $769,000

NOTE 11.  REGULATORY MATTERS

         The Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation (the "FDIC") have specified minimum risk-based capital guidelines for purposes of evaluating the capital adequacy of holding companies and national banks. The guidelines require a minimum ratio of total capital to risk-weighted assets of 8% at December 31, 1995. The Company's and the Bank's total risk weighted capital ratios were 16.0% and 13.9%, respectively, at December 31, 1995.

         In addition, the FRB and OCC have adopted a minimum leverage ratio, equal to at least 3% to 5% of total assets, for banking organizations as a supplement to the risk-weighted capital guidelines. The minimum leverage ratio is intended to limit the ability of banks to leverage their equity capital base by increasing assets and liabilities without increasing capital proportionately. At December 31, 1995, the Company's and the Bank's leverage ratios were 9.9% and 8.5%, respectively.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and short term investments

         For cash and short term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities

         For investment securities, fair value equals quoted market prices.
If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans

         The fair value of loans with fixed rates is estimated discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. For loans with variable rates which adjust with changes in market rates of interest, the carrying amount is a reasonable estimate of fair value.

Deposit liabilities

         The fair value of demand deposits, savings accounts and certain money market deposits, is the amount payable on demand at the reporting date and is equal to the carrying value. The fair value of fixed maturity certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities.

Commitments to extend credit and standby letters of credit

         Commitments to extend credit and standby letters of credit are issued in the normal course of business by the Bank. Commitments to extend credit are issued with variable interest rates tied to market interest rates at the time the commitment is funded. Standby letters of credit are supported by commitments to extend credit with variable interest rates tied to market interest rates at the time the commitment is funded. The fair values of commitments to extend credit and standby letters of credit were not significantly different from the carrying amounts.

         The estimated fair values of the Company's financial instruments are as follows (in thousands):

December 31, 1995               Carrying amount       Fair value
- ----------------------------------------------------------------
FINANCIAL ASSETS:
Cash and short-term                    $ 37,336         $ 37,336
Investment securities                    41,336           41,460
Loans                                    90,079           90,029
Allowance for credit losses              (1,313)          (1,313)
- ----------------------------------------------------------------
                                       $167,438         $167,512
================================================================
FINANCIAL LIABILITIES:
Deposits                               $157,689         $157,593
================================================================


NOTE 13.  CONDENSED FINANCIAL INFORMATION OF SOUTH VALLEY BANCORPORATION

         The condensed financial statements of South Valley Bancorporation follow (in thousands):


CONDENSED BALANCE SHEETS
December 31                                                    1995             1994
- ------------------------------------------------------------------------------------
ASSETS
Cash-interest bearing account with Bank                     $ 1,461          $ 1,185
Investment in Bank                                           14,960           13,667
Loan participations purchased from Bank                       1,149            1,405
Other assets                                                     37               33
- ------------------------------------------------------------------------------------
Total assets                                                $17,607          $16,290
====================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                            $    50          $    38
Common stock                                                 11,331           11,331
Retained earnings                                             6,166            4,971
Unrealized gain/loss) on securities available for sale           60              (50)
- ------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                  $17,607          $16,290
====================================================================================

          CONDENSED  STATEMENTS OF INCOME
          Years ended December 31,                                   1995          1994           1993
          --------------------------------------------------------------------------------------------
          Cash dividends received from the Bank                   $  382        $   96          $    -
          Interest income                                            145           129              93
          Operating expenses                                         132           106              78
          --------------------------------------------------------------------------------------------
          Income before taxes and equity in undistributed net
            Income of Bank                                           395           119              15
          Provision for income taxes                                  (2)           (8)             (3)
          Equity in undistributed net income of Bank               1,184         1,775           1,314
          --------------------------------------------------------------------------------------------
          Net income                                              $1,577        $1,886          $1,326
          ============================================================================================


          CONDENSED STATEMENTS OF CASH FLOWS
          Years ended December 31,                             1995        1994        1993
          --------------------------------------------------------------------------------
          Increase (decrease) in cash:
          Operations:
          Net income                                       $ 1,577     $ 1,886     $ 1,326
          Adjustments to reconcile net income to
            net cash provided by operations:
          Equity in undistributed net income of Bank        (1,184)     (1,775)     (1,314)
          Increase in other assets                              (4)          -           -
          Increase (decrease) in liabilities                    13           6          (2)
          --------------------------------------------------------------------------------
          Net cash provided by operations                      402         117          10
          --------------------------------------------------------------------------------
          Investing Activity:
          Net change in loan participations purchased
            from subsidiary Bank                               256        (198)       (283)
          --------------------------------------------------------------------------------
          Financing Activities:
          Cash dividends paid to shareholders                 (382)       (191)          -
          --------------------------------------------------------------------------------
          Net increase (decrease) in cash                      276        (272)       (273)
          Cash, beginning of year                            1,185       1,457       1,730
          Cash, end of year                                $ 1,461     $ 1,185     $ 1,457
          ================================================================================

         The ability of the Company to pay dividends in the future will largely depend upon the dividends paid to it by the Bank. Under Federal law regulating national banks, dividends declared by the Bank in any calendar year generally may not exceed its undistributed net income for the preceding three fiscal years or its retained earnings. Under these provisions, and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company was approximately $4,273,000 as of December 31, 1995.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     (1) Financial Statements, See Item 8.

                 (2) Financial Statement Schedules. See Item 8.

                 (3) List of Exhibits (numbered in accordance with Item 601 of regulation S-K).

       (3.1) Articles of Incporation of South Valley Bancorporation, as amended, filed with the Securities and Exchange Commission on March 30, 1992.

       (3.2) Bylaws of South Valley Bancorporation, as amended, filed with the Securities and Exchange Commission on March 30, 1992.

       (4.1)     Specimen Stock Certificate incorporated by reference to
                 Exhibit 3.1 of Registrant's Exhibits to Amendment No. 2 to Form S-18 Registration Statement, filed with the Securities and Exchange Commission on September 2, 1982.

     *(10.1) 1982 Amended and Restated Stock Option Plan incorporated by reference to Exhibit 10.4 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1982, filed with the Securities and Exchange Commission on March 31, 1983.

     *(10.2) 1984 Non-Qualified Stock Option Plan incorporated by reference to Exhibit 10.5 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1985, filed with the Securities and Exchange Commission on March 31, 1986.

     *(10.3) Employment agreement with Brad Smith effective February 17, 1991 incorporated by reference to Exhibit 10.5 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1990, filed with the Commission on March 31, 1991.

     *(10.4) Amendment to the 1982 Amended and Restated Stock Option Plan incorporated by reference to Exhibit 10.10 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1989, filed with the Securities and Exchange Commission on March 31, 1990.

     *(10.5) Amendment to the 1984 Non-Qualified Stock Option Plan incorporated by reference to Exhibit 10.10 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1989, filed with the Securities and Exchange Commission on March 31, 1990.

     *(10.6)     1991 Directors' Stock Option Plan incorporated by reference to
                 Exhibit 10.14 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1990, filed with the Securities and Exchange Commission on March 31, 1991.

     *(10.7) Specimen stock option agreement pursuant to the 1991 Directors' Stock Option Plan incorporated by reference to
                 Exhibit 10.15 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1990 filed with the Securities and Exchange Commission on March 31, 1991.

      (10.8) Morgan Hill office lease agreement, incorporated by reference to Exhibit 10.16 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1990, filed with the Securities and Exchange Commission on March 31, 1991.

    *(10.9) South Valley Bancorporation Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.11 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 31, 1994.

    *(10.10) South Valley Bancorporation Cash or Deferred 401(k) Plan, incorporated by reference to Exhibit 10.12 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1993, filed with the Securities and Exchange Commission on March 31, 1994.

     (10.11) Hollister office ground lease dated August 11, 1994, incorporated by reference to Exhibit 10.12 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995.

     (10.12) Agreement dated October 1993 between South Valley National Bank and Knopf Construction Inc. for construction of the Gilroy office, incorporated by reference to Exhibit 10.13 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995.

     (10.13) Agreement for item processing services dated August 1, 1994 between South Valley National Bank and Fiserv Division I, Western Region, incorporated by reference to Exhibit 10.14 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1994, filed with the Securities and Exchange Commission on March 31, 1995.

     (10.14) Branch Purchase and Assumption Agreement dated July 27, 1994 between South Valley National Bank and Bank of America, NT & SA.

     (10.15) Purchase and Assumption Agreement dated August 31, 1995 between South Valley National Bank and Comerica
                 Bank-California.

     (10.16)     1995 Stock Option Plan.

     (10.17) Specimen stock option agreements pursuant to the 1995 Stock Option Plan.

     (21.1) The registrant's only subsidiary is its wholly-owned subsidiary, South Valley National Bank.

     (23.1)      Independent Auditor's Consent.

     (27.1)      Financial Data Schedule

        (b) Reports on Form 8-K. During the fourth quarter ended December 31, 1995 one Form 8-K was filed on October 30, 1995 reporting third quarter earnings and announcing declaration of a cash dividend.

         An Annual Report to Shareholders for the fiscal year ended December 31, 1995, and Notice of Annual Meeting and Proxy Statement for the Company's 1996 Annual Meeting will be mailed to security holders subsequent to the date of filing this Report. Copies of said materials will be furnished to the Securities and Exchange Commission in accordance with the Commission's Rules and Regulations.





*  Denotes management contract, compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SOUTH VALLEY BANCORPORATION

Date:    3/25/96                 By: s/s Brad L. Smith
                                     ------------------------------------
                                     Brad L. Smith, President & CEO
                                     (Principal Executive Officer)

                                 By: s/s Richard L. Coniff
                                     ------------------------------------
                                     Richard L. Conniff, SVP & CFO
                                     (Principal Financial & Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated below.

Signature                                                   Title                             Date
- ---------                                                   -----                             ----
    s/s Roger C. Knopf                             Chairman of the Board                    3/25/96
- -------------------------------------------                                          -------------------------
    (Roger C. Knopf)

    s/s Laurence M. Connell                                 Director                        3/25/96
- -------------------------------------------                                          --------------------------
    (Laurence M. Connell)

    s/s Joseph A. Filice                                    Director                        3/25/96
- -------------------------------------------                                          --------------------------
    (Joseph A. Filice)

    s/s Eugene R. Guglielmo                                 Director                        3/25/96
- -------------------------------------------                                          --------------------------
    (Eugene R. Guglielmo)

    s/s Edward J. Lazzarini                                 Director                        3/25/96
- -------------------------------------------                                          --------------------------
    (Edward J. Lazzarini)

    s/s Donald G. Mountz                                    Director                        3/25/96
- ----------------------------------                                                   -------------------------
    (Donald G. Mountz)

    s/s James R. Price                                      Director                        3/25/96
- -------------------------------------------                                          --------------------------
    (James R. Price)

    s/s Mary Lou Rawitser                                   Director                        3/25/96
- -------------------------------------------                                          --------------------------
    (Mary Lou Rawitser)

    s/s Brad L. Smith                              Director, President and                  3/25/96
- -------------------------------------------                                           -------------------------
    (Brad L. Smith)                                Chief Executive Officer