Form 10-Q
period 1996-03-31
SOUTH VALLEY BANCORPORATION
filed 1996-05-10
CIK 704171

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                        ---------------------------------


                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended    March 31, 1996
                              ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to
                              ------------  ------------

                         Commission File No. 2-78293-LA
                                             ----------

                           SOUTH VALLEY BANCORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

              California                                     94-2818095
- -------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer ID
incorporation or organization)                      Number)

500 Tennant Station, Morgan Hill, CA                             95020
- ------------------------------------                             -----
(Address of principal executive offices)                      (Zip Code)

                                 (408) 848-2161
                                 --------------
                         (Registrant's telephone number,
                              including area code)

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

   No par value Common Stock -- 1,314,166 shares outstanding as of May 1, 1996

PART I -- FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                    March 31,     December 31,
                                                                                1996 (unaudited)      1995*
                       ---------------------------------------------------------------------------------------
     ASSETS            Cash and due from banks                                    $ 11,098,000    $  9,436,000
                       Federal funds sold                                           17,000,000      27,900,000
                       ---------------------------------------------------------------------------------------
                         Total cash and equivalents                                 28,098,000      37,336,000
                       ---------------------------------------------------------------------------------------
                       Securities available for sale (amortized
                        cost-1996, $43,034,000; 1995, $34,145,000)                  42,637,000      34,247,000
                       Securities held to maturity (market
                       value-1996,
                          $6,753,000; 1995, $7,213,000)                              6,683,000       7,089,000
                       Loans:
                         Commercial                                                 30,503,000      32,721,000
                         Real estate-construction                                   12,680,000      15,338,000
                         Real estate-other                                          31,498,000      28,524,000
                         Installment                                                13,875,000      13,496,000
                       ---------------------------------------------------------------------------------------
                             Total loans                                            88,556,000      90,079,000
                             Allowance for credit losses                            (1,484,000)     (1,313,000)
                             Deferred loan fees-net                                   (487,000)       (528,000)
                       ---------------------------------------------------------------------------------------
                               Net loans                                            86,585,000      88,238,000
                       ---------------------------------------------------------------------------------------
                       Premises and equipment, net                                   5,991,000       5,984,000
                       Accrued interest receivable and other assets                  4,517,000       4,379,000
                       ---------------------------------------------------------------------------------------
                                 Total assets                                     $174,511,000    $177,273,000
                       =======================================================================================

     LIABILITIES AND   Deposits:
     SHAREHOLDERS'       Demand, noninterest bearing                              $ 36,167,000    $ 43,873,000
     EQUITY              Demand, interest bearing                                   38,963,000      37,900,000
                         Savings                                                    37,955,000      36,593,000
                         Time                                                       41,554,000      39,323,000
                       ---------------------------------------------------------------------------------------
                           Total deposits                                          154,639,000     157,689,000
                       Other liabilities                                             2,251,000       2,027,000
                       ---------------------------------------------------------------------------------------
                               Total liabilities                                   156,890,000     159,716,000
                       ---------------------------------------------------------------------------------------
                       Shareholders' equity:
                        Preferred stock-no par value; authorized 2,000,000
                        shares; no shares issued
                        Common stock-no par value; authorized 4,000,000
                        shares; issued and outstanding: 1,314,166 shares            13,123,000      11,331,000
                        Retained earnings                                            4,732,000       6,166,000
                        Unrealized gain (loss) on securities available-for-sale       (234,000)         60,000
                       ---------------------------------------------------------------------------------------
                          Total  shareholders' equity                               17,621,000      17,557,000
                       ---------------------------------------------------------------------------------------
                            Total liabilities and shareholders' equity            $174,511,000    $177,273,000
                       =======================================================================================

*Derived from December 31, 1995 audited balance sheet included in the Company's 1995 Annual Report on Form 10-K.

See Notes to Condensed Consolidated Financial Statements

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
               CONSOLIDATED CONDENSED INCOME STATEMENT (UNAUDITED)

                                                                                  Three months ended
                                                                                       March 31,
                                                                                  1996         1995
                                                 -----------------------------------------------------
INTEREST INCOME                                  Loans (including fees)        $2,468,000   $2,422,000
                                                 Securities                       657,000      423,000
                                                 Other                            303,000      166,000
                                                 -----------------------------------------------------
                                                      Total interest income     3,428,000    3,011,000


INTEREST EXPENSE                                 Deposits                       1,009,000      892,000
                                                 Other                             13,000       25,000
                                                 -----------------------------------------------------
                                                      Total interest expense    1,022,000      917,000

NET INTEREST INCOME BEFORE PROVISION
FOR CREDIT LOSSES                                                               2,406,000    2,094,000
                                                 Provision for credit losses      105,000       60,000
                                                 -----------------------------------------------------

NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES                                                     2,301,000    2,034,000
                                                 Other income                     274,000      193,000
                                                 Other expenses                 1,823,000    1,631,000
                                                 -----------------------------------------------------

INCOME BEFORE INCOME TAXES                                                        752,000      596,000
                                                 Provision for income taxes       295,000      218,000
                                                 -----------------------------------------------------

NET INCOME                                                                     $  457,000   $  378,000
                                                 =====================================================
NET INCOME PER COMMON AND
EQUIVALENT SHARE                                                               $     0.35   $     0.29
                                                 =====================================================

See Notes to Condensed Consolidated Financial Statements

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        Three months ended
                                                                                            March 31,
                                                                                        1996          1995
                            ---------------------------------------------------------------------------------
                            Increase (decrease) in cash and equivalents:


OPERATIONS                  Net income                                            $    457,000    $   378,000
                            Reconciliation to net cash provided by (used in)
                             operations:
                                 Provision for credit losses                           105,000         60,000
                                 Depreciation and amortization                         110,000         60,000
                                 Origination of loans held for sale                    (70,000)      (856,000)
                                 Decrease ((increase)) in other assets                  70,000       (160,000)
                                 Increase (decrease) in other liabilities                2,000       (216,000)
                                 (Decrease) increase in deferred loan fees, net        (41,000)        18,000
                            ---------------------------------------------------------------------------------
                            Net cash provided by (used in) operations                  633,000       (716,000)


INVESTMENT ACTIVITIES            Proceeds from maturities of securities:
                                      Held to maturity                                 406,000        421,000
                                      Available for sale                             1,747,000        981,000
                                 Purchase of securities:
                                      Held to maturity                                       -     (1,049,000)
                                      Available for sale                           (10,137,000)    (2,445,000)
                                 Net decrease in loans                               1,593,000      2,041,000
                                 Capital expenditures                                 (106,000)      (635,000)
                            ---------------------------------------------------------------------------------
                            Net cash used in investment activities                  (6,497,000)      (686,000)


FINANCING ACTIVITIES             Net increase in deposit accounts                   (3,050,000)     5,317,000
                                 Net increase (decrease) in other borrowings          (226,000)      (769,000)
                                 Payment of cash dividends                           (98,000))        (95,000)
                            ---------------------------------------------------------------------------------
                            Net cash provided by (used in) financing activities     (3,374,000)     4,453,000
                            ---------------------------------------------------------------------------------
                            Net (decrease) increase in cash and equivalents         (9,238,000)     3,051,000
                            Cash and equivalents, beginning of period               37,336,000     19,715,000
                            ---------------------------------------------------------------------------------
                            Cash and equivalents, end of period                   $ 28,098,000    $22,766,000
                            =================================================================================

OTHER CASH FLOW
INFORMATION

                            Interest paid                                         $  1,055,000    $   851,000
                                                                                 ============================
                            Income taxes paid                                     $     65,000    $    25,000
                                                                                 ============================

See Notes to Condensed Consolidated Financial Statements

SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 1996, AND 1995

NOTE 1. CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATION. The consolidated financial statements include South Valley Bancorporation (the "Company") and its wholly-owned subsidiary, South Valley National Bank (the "Bank"). All material intercompany accounts and transactions are eliminated in consolidation.

         The accounting and reporting policies of the Company and the Bank conform to generally accepted accounting principles and prevailing practices within the banking industry. Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. The results of operations for the three months ended March 31, 1996 may not necessarily be indicative of the operating results for the full year.

NOTE 2.  INVESTMENT SECURITIES

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

  The carrying value and approximate market value of securities are as follows:

                                          -----------------------------------------------------
                                          Amortized    Unrealized     Unrealized   Market Value
(In thousands)                                 Cost       Gains           Loss
                                          -----------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
March 31, 1996
  U.S. Treasury and agency securities       $25,990         $38         $170         $25,858
  State and municipal obligations                 -           -            -               -
  Mortgage backed securities                 16,009           -          278          15,731
  Other                                       1,035          13            -           1,048
                                            ------------------------------------------------
Total                                       $43,034         $51         $448         $42,637
                                            ================================================
SECURITIES HELD TO MATURITY:
March 31, 1996
  U.S. Treasury and agency securities       $     -         $ -         $  -         $     -
  State and municipal obligations             5,143          37           17           5,163
  Mortgage backed securities                  1,540          61           11           1,590
                                            ------------------------------------------------
Total                                       $ 6,683         $98         $ 28         $ 6,753
                                            ================================================

                                          --------------------------------------------------
                                          Amortized  Unrealized   Unrealized    Market Value
(In thousands)                                 Cost       Gains         Loss
                                          --------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
December 31, 1995
  U.S. Treasury and agency securities       $23,492        $163          $56         $23,599
  State and municipal obligations                 -           -            -               -
  Mortgage backed securities                 10,123           3            8          10,118
  Other                                         530           -            -             530
                                            ------------------------------------------------
Total                                       $34,145        $166          $64         $34,247
                                            ================================================
SECURITIES HELD TO MATURITY:
December 31, 1995

  U.S. Treasury and agency securities       $     -        $  -          $ -         $     -
  State and municipal obligations             5,500          56            7           5,549
  Mortgage backed securities                  1,589          80            5           1,664
                                            ------------------------------------------------
Total                                       $ 7,089        $136          $12         $ 7,213
                                            ================================================

         At March 31, 1996, securities with a book value of approximately $2,412,000 were pledged to secure certain deposits of public funds as required by law or contract. There were no sales of securities during 1996 or 1995.

         Effective December 15, 1995, investment securities totaling $8,426,000 in amortized cost and $8,243,535 in market value were reclassified from held to maturity to available for sale in connection with adoption of the Financial Accounting Standards Board Special Report "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

NOTE 3.  LOANS AND ALLOWANCE FOR CREDIT LOSSES

         The Bank's loans are virtually all made within its defined market area of South Santa Clara and San Benito counties. Real estate-construction loans represented 14% of total loans at March 31, 1996, almost all of which are for the construction of single family residential properties. In addition, 36% of the Bank's loans (excluding construction loans) were real estate secured term loans. These loans were primarily made to Bank depositors and are secured by first deeds of trust on commercial and residential properties and with original loan to value ratios not exceeding 75%. Commercial loans comprise 34% of total loans. The Bank's loans are not concentrated in any particular industry. The Bank's service area is somewhat dependent on the economy of the greater Santa Clara Valley which has a concentration of high technology companies and, accordingly, the ability of the Bank's borrowers to repay loans may be affected by the performance of this sector of the economy. Virtually all loans are collateralized, and the majority have adjustable rates. Generally, real estate loans are secured by real property, and commercial and other loans are secured by bank deposits and business or personal assets.

         For commercial and other loans, repayment is generally expected to come from the cash flow of the borrower. In the case of construction loans, repayment is generally expected from the sale of the related property or refinance upon completion of construction.

    The activity in the allowance for credit losses is summarized as follows:

                                               Three months ended
                                                   March 31,
           (In thousands)                      1996         1995
           -------------------------------------------------------
           Beginning balance                  $1,307        $1,331
           Provision charged to expense          105            60
           Loans charged-off                      (2)         (122)
           Recoveries                             68            78
           -------------------------------------------------------
           Ending balance                     $1,478        $1,347
           =======================================================


         Management believes that the allowance for credit losses at March 31, 1996 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

         Past due, nonaccrual and restructured loans at March 31, 1996 and December 31, 1995, are summarized below:


                                                     March 31,  December 31,
     (In thousands)                                       1996          1995
     -----------------------------------------------------------------------
     Past due 90 days or more and still accruing:
          Real estate                                   $    -        $   37
          Commercial                                       177            83
          Installment and other                              -             -
     -----------------------------------------------------------------------
               subtotal                                    177           120
     -----------------------------------------------------------------------
     Nonaccrual:
          Real estate                                    1,063           363
          Commercial                                       572         1,116
          Installment and other                              9             9
     -----------------------------------------------------------------------
               subtotal                                  1,644         1,488
     -----------------------------------------------------------------------
     Restructured:

          Real estate                                      147           255
          Commercial                                       698           249
          Installment and other                              8             9
     -----------------------------------------------------------------------
               subtotal                                    853           513
     -----------------------------------------------------------------------
     Total                                              $2,674        $2,121
     =======================================================================
     Other real estate owned                            $1,953        $1,953
     =======================================================================


         The recorded investment in impaired loans was $1,644,000 and the portion of the allowance for credit losses related to loan impairment was $637,000 at March 31, 1996. Average impaired loans for the quarter ended March 31, 1996 was $674,000. The Bank did not recognize any interest income on impaired loans during the quarter ended March 31, 1996.

NOTE 4. COMMITMENTS AND CONTINGENCIES

         In the normal course of business there are various commitments outstanding to extend credit which are not reflected in the financial statements, including unused loan commitments of approximately $39,235,000 and standby letters of credit of $1,140,000 at March 31, 1996. However, all such commitments will not necessarily culminate in actual extensions of credit by the Bank in the future. The Bank does not anticipate any losses as a result of these transactions.

         Approximately $12,032,000 of loan commitments outstanding at March 31, 1996 relate to construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements.

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

NOTE 5.  NET INCOME PER SHARE COMPUTATION

         Net income per common and common equivalent share is calculated using the weighted average shares outstanding plus the dilutive effect of shares issuable under stock option plans, adjusted retroactively for subsequent stock dividends and splits. On January 25, 1996 the Company declared a 10% stock dividend for shareholders of record of common stock as of February 16, 1996 and payable February 23, 1996. The number of shares used to compute net income per common and equivalent share amounts, adjusted for the stock dividend, for the periods ended March 31, 1996 and 1995 respectively were 1,319,226 and 1,316,102. The difference between primary and fully diluted net income per share is not significant.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

EARNINGS

     The table below presents a comparison of results for the quarters ended March 31, 1996 and 1995:

TABLE I.  EARNINGS COMPARISON

                                  Three months ended
                                        March 31,
                                   1996          1995        $ Change  % Change
                                   ----          ----        --------  --------
INTEREST INCOME
Loans (including fees)         $2,468,000     $2,422,000     $ 46,000       1.90%
Investment securities             657,000        423,000      234,000      55.32%
Other                             303,000        166,000      137,000      82.53%
                               -------------------------------------------------
     Total interest income      3,428,000      3,011,000      417,000      13.85%

INTEREST EXPENSE
Deposits                        1,009,000        892,000      117,000      13.12%
Other                              13,000         25,000      (12,000)     -48.00%
                               -------------------------------------------------
     Total interest expense     1,022,000        917,000      105,000      11.45%

NET INTEREST INCOME
BEFORE PROVISION FOR
CREDIT LOSSES                   2,406,000      2,094,000      312,000      14.90%
Provision for credit losses       105,000         60,000       45,000      75.00%

                               -------------------------------------------------

NET INTEREST INCOME
AFTER PROVISION FOR
CREDIT LOSSES                   2,301,000      2,034,000      267,000      13.13%

Other income                      274,000        193,000       81,000      41.97%
Other expense                   1,823,000      1,631,000      192,000      11.77%
                               -------------------------------------------------

INCOME BEFORE INCOME TAXES        752,000        596,000      156,000      26.17%
Provision for income taxes        295,000        218,000       77,000      35.32%
                               -------------------------------------------------

NET INCOME                     $  457,000     $  378,000     $ 79,000      20.90%
                               =================================================

     Earnings for the quarter ended March 31, 1996 were $457,000, or $0.35 per share, compared to $378,000, or $0.29 per share, for the same quarter in 1995. This 20.90% increase is attributable to increased net interest income and other income, partially offset by increases in other operating expenses.

NET INTEREST INCOME

     Net interest income refers to the difference between interest paid on deposits and borrowings, and the interest earned on loans and investments. It is the primary component of net earnings of a financial institution. Factors to consider in analyzing net interest income are the composition and volume of earning assets and interest bearing liabilities including deposits, levels of noninterest bearing liabilities and nonaccrual loans, and changes in market interest rates.

     Table II. presents an analysis of the Company's net interest income for the quarters ended March 31, 1996 and 1995, respectively:

TABLE II.  COMPOSITION OF NET INTEREST INCOME

MARCH 31,                                              1996                                          1995
- -----------------------------------------------------------------------------------------------------------------------------
(in thousands, except                   Average                                       Average
percentages)                            Balance     Interest     Average Rate(1)      Balance      Interest   Average Rate(1)
- -----------------------------------------------------------------------------------------------------------------------------
ASSETS:
Earning assets:
  Loans(2)                             $ 88,281      $2,468              11.2%        $ 87,016      $2,422           11.1%
Investment securities
  Taxable                                37,710         590               6.3%          20,513         340            6.6%
  Non-taxable(3)                          5,267         102               7.8%           6,738         126            7.5%
Federal funds sold and other             21,903         303               5.5%          11,477         166            5.8%
- -------------------------------------------------------------------------------------------------------------------------
Total average earning assets            153,161       3,463               9.1%         125,744       3,054            9.7%
- -------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                   9,773                                          8,396
Other assets                              8,196                                          7,541
- -------------------------------------------------------------------------------------------------------------------------
Total  average assets                  $171,130                                       $141,681
=========================================================================================================================
LIABILITIES & SHAREHOLDERS' EQUITY
Interest bearing
liabilities
  Demand deposits                      $ 39,270         209               2.1%        $ 32,635         216            2.6%
  Savings deposits                       37,013         258               2.8%          33,489         298            3.6%
  Time deposits                          41,463         542               5.2%          33,460         378            4.5%
  Borrowed funds                            764          13               6.8%           1,518          25            6.6%
- -------------------------------------------------------------------------------------------------------------------------
Total average interest                  118,510       1,022
bearing liabilities                                                       3.5%         101,102         917            3.6%
- -------------------------------------------------------------------------------------------------------------------------
Demand deposits                          33,884                                         23,632
Other liabilities                           934                                            541
- -------------------------------------------------------------------------------------------------------------------------
Total average                           153,328                                        125,275
liabilities
Average shareholders' equity             17,802                                         16,406
- -------------------------------------------------------------------------------------------------------------------------
Total  average
liabilities and                        $171,130                                       $141,681
shareholders' equity
=========================================================================================================================
Net interest income and
margin (net yield)(4)                                $2,441               6.4%                      $2,137            6.8%
=========================================================================================================================

      1.  Annualized.

      2. Loan interest includes loan fees of $258,000 and $242,000 for the quarters ended March 31, 1996 and 1995, respectively.

      3. Tax exempt income includes $34,000 and $43,000 for the quarters ended March 31, 1996 and 1995, respectively, to adjust to a fully tax equivalent basis using the Federal statutory rate of 34%.

      4. Net interest margin is computed by dividing net interest income by total average earning assets.

     The Company experienced an increase in net interest income in the quarter ended March 31, 1996 compared to the same quarter in 1995. This increase was primarily attributable to a higher volume of earning assets, partially offset by higher volumes of interest bearing liabilities, primarily deposits. During this same period, the net interest margin declined from 6.8% to 6.4%, primarily as the result of a higher proportion of earning assets invested in securities, which have a lower yield than loans, and slightly lower market interest rates for investment securities and federal funds sold.

OTHER INCOME

     Other income consists primarily of service charges related to deposit accounts. The increase in other income for the quarter ended March 31, 1996 as compared to March 31, 1995 is primarily attributable to higher volumes of consumer checking and money market accounts. The Company had no gains from the sale of the guaranteed portion of SBA loans and no gains or losses from the sale of investment securities in either the first quarter of 1996 or 1995.

OTHER EXPENSES

     Other expenses consist of the Company's non-interest expenses. The increase in other expenses for the quarter ending March 31, 1996 as compared to the same quarter in 1995 is primarily attributable to higher salary and benefit expenses. The higher payroll expenses are directly related to higher levels of full time equivalent staff associated with the Bank's growth in assets.

BALANCE SHEET

     Total assets of the Company declined from $177,273,000 to $174,511,000 from December 31, 1995 to March 31, 1996. This decrease is attributable to a seasonal decline in deposits with one of the Bank's major depositors, who typically reduces deposit balances and borrowings under a commercial line of credit immediately after the calendar year end.

     Tables III. presents the composition of the Company's loan portfolio at March 31, 1996 and December 31, 1995:

TABLE III.  LOANS BY TYPE

           Loans:                   March 31, 1996   December 31, 1995            $ Change       % Change
                                    ---------------------------------------------------------------------
Commercial                             $30,503,000         $32,721,000         $(2,218,000)         -6.78%
Real estate-construction                12,680,000          15,338,000          (2,658,000)        -17.33%
Real estate-other                       31,498,000          28,524,000           2,974,000          10.43%
Installment                             13,875,000          13,496,000             379,000           2.81%
                                       ------------------------------------------------------------------
    Total loans                         88,556,000          90,079,000          (1,523,000)         -1.69%
    Allowance for credit losses         (1,484,000)         (1,313,000)           (171,000)         13.02%
    Deferred loan fees-net                (487,000)           (528,000)             41,000          -7.77%
                                       ------------------------------------------------------------------
      Net loans                        $86,585,000         $88,238,000         $(1,653,000)         -1.87%
                                       ==================================================================

         RISK ELEMENTS - The Company assesses and manages credit risk on an ongoing basis through stringent credit review and approval policies, extensive internal monitoring and established formal lending policies. Additionally, the Bank contracts with an outside loan review consultant to periodically grade new loans and to review the existing loan portfolio. Management believes its ability to identify and assess risk and return characteristics of the Company's loan portfolio is critical for profitability and growth. Management strives to continue the historically low level of credit losses by continuing its emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. With this in mind, management has designed and implemented a comprehensive loan review and grading system that functions to continually assess the credit risk inherent in the loan portfolio. Additionally, management believes its ability to manage portfolio credit risk is enhanced by the employment of lending personnel with knowledge of the Bank's service area. Bank offices are staffed with lending personnel who live in the communities served by the office and virtually all of the directors of the Company and the Bank are active members of the communities served by the Bank. Further, the senior management and the Board of Directors of the Company and the Bank have experienced minimal turnover since inception of the Company in 1982 and the Bank in 1983.

         At March 31, 1996, construction loans and other real estate secured loans comprised 14% and 36%, respectively, of total loans outstanding. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will be limited to the extent provided for under such circumstances. The Bank's loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of the Bank's service area and limiting investments outside of this area, 2) maintaining a thorough understanding of the borrowers' knowledge and capacity in their field of expertise, 3) basing real estate construction loan approval not only on salability of the project, but also on the borrowers' capacity to support the project financially in the event it does not sell within the original projected time period, and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by Bank construction lending officers. In addition, the Bank strives to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

         POTENTIAL PROBLEM LOANS - At March 31, 1996, the Company did not have any loans other than those disclosed as nonaccrual loans, loans past due 90 days or more and still accruing and troubled debt restructurings, where known information about possible credit problems of the borrowers cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

         CONCENTRATIONS - At March 31, 1996, the Company does not have any concentration of loans to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions, other than real estate-construction loans.

         PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES - The provision for credit losses is based upon management's evaluation of the adequacy of the existing allowance for loans outstanding. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon the interaction of three primary factors: (1) the loan portfolio growth in the period, (2) a comprehensive grading and review formula for total loans outstanding, and (3) actual previous charge-offs. At March 31, 1996, the allowance for credit losses was $1,484,000, or 1.67% of total loans, as compared to $1,313,000, or 1.46% of total loans, at December 31, 1995.

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

FUNDING SOURCES

     The Company's principle funding source is core deposits, primarily obtained from local individuals and businesses. At March 31, 1996, core deposits represented 90.0% of total deposits, as compared to 90.9% at December 31, 1995. Table IV. presents the deposit portfolio by type of deposits at March 31, 1996 and December 31, 1995:

TABLE IV.   DEPOSITS BY TYPE

      Deposits                         March 31, 1996   December 31, 1995       $ Change   % Change
                                       ------------------------------------------------------------
        Demand, noninterest bearing       $36,167,000         $43,873,000   $(7,706,000)    -17.56%

        Demand, interest bearing           38,963,000          37,900,000      1,063,000      2.80%
        Savings                            37,955,000          36,593,000      1,362,000      3.72%
        Time                               41,554,000          39,323,000      2,231,000      5.67%
                                       -----------------------------------------------------------
          Total deposits                 $154,639,000        $157,689,000   $(3,050,000)     -1.93%
                                       ===========================================================

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

           The Bank manages its liquidity by maintaining a majority of its investment portfolio in Federal funds sold and other liquid investments. Liquidity is measured by various ratios, the most common being the liquidity ratio of cash, Federal funds sold and unpledged investment securities, compared to total deposits. At March 31, 1996, this ratio was 48.3% compared to 48.0% at December 31, 1995. Another key liquidity ratio is the ratio of loans to deposits, which was 57.3% at March 31, 1996 and 57.1% at December 31, 1995. During 1995 and 1996, the Bank has experienced higher levels of liquidity than normal compared to recent prior periods. The high levels of liquidity are attributable, in part, to large increases in deposits which were deployed in investment securities and Federal funds sold. Management of the Bank expects that a portion of its liquid assets at March 31, 1996 will ultimately be used to fund growth in the loan portfolio.

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

         Table V. sets forth the distribution of repricing for interest sensitive earning assets and interest bearing liabilities included in the Company's condensed consolidated balance sheet at March 31, 1996, and the related interest rate sensitivity gap, both for each individual repricing period and on a cumulative basis.

TABLE V.  INTEREST RATE SENSITIVITY (IN THOUSANDS)

- ------------------------------------------------------------------------------------------------------------------
Assets and liabilities                Immediately      Over          Over       Over one        Over        Total
which mature or reprice:              and within      thirty         three      year and        five
                                        30 days      days and       months     within five      years
                                                      within          and         years
                                                      three         within
                                                      months        one year
- ------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Federal funds sold                     $ 17,000      $      -      $      -      $      -     $      -    $ 17,000
Investment securities                       830         9,474        21,550        17,466       49,320
Loans excluding
non-accrual
 loans and overdrafts                    55,071         1,037        13,920        11,153        6,736      87,917
- ------------------------------------------------------------------------------------------------------------------
Period total                           $ 72,071      $  1,867      $ 23,394      $ 32,703     $ 24,202    $154,237
- ------------------------------------------------------------------------------------------------------------------
Cumulative total                       $ 72,071      $ 73,938      $ 97,332      $130,035     $154,237
- ------------------------------------------------------------------------------------------------------------------
Interest bearing
liabilities:
    Interest bearing demand            $ 38,963      $      -      $      -      $      -     $      -    $ 38,963
    Savings                              37,955             -             -             -            -      37,955
    Time certificates                     7,592         7,727        20,145         6,090            -      41,554
    Other borrowings                          -           605             -             -            -         605
- ------------------------------------------------------------------------------------------------------------------
Period total                           $ 84,510      $  8,332      $ 20,145      $  6,090     $      -    $119,077
- ------------------------------------------------------------------------------------------------------------------
Cumulative total                       $ 84,510      $ 92,842      $112,987      $119,077     $119,077
- ------------------------------------------------------------------------------------------------------------------
Amounts:
  Interest rate sensitivity gap        $(12,439)     $ (6,465)     $  3,249      $ 26,613     $ 24,202    $ 35,160
  Cumulative interest rate
    sensitivity gap                    $(12,439)     $(18,904)     $(15,655)     $ 10,958     $ 35,160    $      -
Ratios:
  Interest rate                            0.85          0.22          1.16          5.37          N/A        1.30
sensitivity gap
  Cumulative interest rate
    sensitivity gap                        0.85          0.80          0.86          1.09         1.30           -

         The table indicates the time periods in which interest earning assets and interest bearing liabilities will mature or reprice in accordance with their contractual terms. The table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures. The Company and the Bank have historically maintained a cumulative interest rate sensitivity gap ratio approximating 1:1 for assets and liabilities repricing within one month, that is, approximately an equal amount of interest earning assets and interest bearing liabilities will reprice or mature within 30 days. At March 31, 1996, the cumulative interest rate sensitivity gap for assets and liabilities that reprice within 30 days was 0.85:1. Similarly, approximately an equal amount of interest earning assets and interest bearing liabilities reprice within one year as reflected in the cumulative interest rate sensitivity gap ratio of 0.86:1 for that period. The effect of this matching of maturities and repricing of interest earning assets and interest bearing liabilities is to stabilize the Bank's net interest margin in times of both rising and falling interest rates.

CAPITAL RESOURCES

         The Company has been able to sustain its growth in capital through profit retention and the exercise of stock options by directors and officers of the Company. Prior to 1994, all earnings were retained to maintain the Company's capital position and support additional growth in the future. In the third quarter of 1994, the Company declared and paid an initial cash dividend of $.08 per common share. An additional cash dividend of $.08 per common share was declared and paid in the fourth quarter of 1994. The Company declared and paid four quarterly dividends of $0.08 per common share during 1995. In the first quarter of 1996, the Company declared and paid a cash dividend of $0.08 per common share and a 10% stock dividend. In addition, the Company declared a cash dividend of $0.10 per share for shareholders on April 25, 1996, to be paid on May 1, 1996.

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

         Table VI. presents the capital and leverage ratios of the Company as of March 31, 1996 and December 31, 1995:

TABLE VI.  RISK BASED CAPITAL AND LEVERAGE RATIOS

RISK BASED CAPITAL RATIOS                    MARCH 31, 1996               DECEMBER 31, 1995
- -----------------------------------------------------------------------------------------------
Tier 1 capital                       $ 17,483             13.2%      $ 17,141             14.8%
Total capital                        $ 18,867             14.3%      $ 18,448             16.0%
Total risk adjusted assets           $132,483                        $115,452
LEVERAGE RATIOS
- ----------------------------------------------------------------------------------------------
Tier 1 capital                       $ 17,483             10.2%      $ 17,141             10.1%
Quarterly average total assets       $171,130                        $170,132
- ----------------------------------------------------------------------------------------------

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

RETURN ON EQUITY AND ASSETS

         Table VI presents return on average assets, return on beginning equity, dividend payout ratio and the average equity to average assets ratio.

TABLE VI.  RETURN ON EQUITY AND ASSETS

    Three months ended March 31,                           1996        1995
    ------------------------------------------------------------------------
    Return on average assets                              1.06%       1.07%
    Return on beginning equity                           10.40%       9.30%
    Dividend payout ratio                                20.91%      25.13%
    Average equity to average assets ratio               10.00%      11.22%
    ------------------------------------------------------------------------

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

PART II -- OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits -

                  (10.18) Employment agreement with Brad L. Smith effective March 28, 1996.

                  (10.19) Emplyment agreement with Richard L. Conniff effective March 28, 1996.

                  (10.20) Employment agreement with R. Kurt Michielssen effective March 28, 1996.

                  (27.1)   Financial Data Schedule

         (b)      Reports on Form 8-K -
                  - Form 8-K dated February 6, 1996 reporting fourth quarter and year-end earnings and declaration of cash dividend and stock dividend was filed on February 12, 1996.

                  - Form 8-K dated April 2, 1996 announcing termination of stock repurchase program effective April 2, 1996 was filed on April 4, 1996.

                  - Form 8-K dated April 23, 1996 reporting first quarter earnings and declaration of cash dividend was filed on April 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 6, 1996            SOUTH VALLEY BANCORPORATION

                       By:      /s/RICHARD L. CONNIFF
                              -----------------------------------------------
                              Richard L. Conniff, Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                       By:      /s/ BRAD L. SMITH
                              -----------------------------------------------
                              Brad L. Smith, President, Chief Executive Officer (Principal Executive Officer & Director)

EXHIBIT INDEX
EXHIBIT
NUMBER                     DESCRIPTION
- ------                     -----------
   10.18                   Brad L. Smith Employment Agreement
   10.19                   Richard L. Conniff Employment Agreement
   10.20                   R. Kurt Michielssen Employment Agreement
   27.1                    Financial Data Schedule