Form 10-K405/A
period 1995-12-31
SOUTH VALLEY BANCORPORATION
filed 1996-05-31
CIK 704171

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K405/A

                               AMENDMENT TO FILING

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Year ended DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from      to

                        COMMISSION FILE NUMBER 2-78293-LA

                           SOUTH VALLEY BANCORPORATION
             (Exact name of registrant as specified in its charter)

      STATE OF CALIFORNIA                                       94-2818095
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

500 Tennant Station, Morgan Hill, California                       95037
   (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code    (408) 778-1510

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    Title of each class             Name of each exchange on which registered
    -------------------             -----------------------------------------
        Common Stock                                   None
       (no par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 29, 1995 was $8,082,100. As of March 29, 1995, the registrant had 1,194,697 shares of Common Stock outstanding.

         This amendment to South Valley Bancorporation's 10-K is being filed to incorporate the Financial Data Schedule as required by Item 601(c) of Regulation S-K and Regulation S-B and Rule 401 of Regulation S-T.

         The Financial Data Schedule is attached hereto as a separate electronic document (EX-27).

SIGNATURE PAGE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SOUTH VALLEY BANCORPORATION

         Date:    5/29/96                By: /s/ Brad L. Smith
                                             -----------------------------------
                                             Brad L. Smith, President & CEO
                                             (Principal Executive Officer)