Form 10-Q
period 1996-06-30
SOUTH VALLEY BANCORPORATION
filed 1996-08-12
CIK 704171

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended    June 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from____________to____________

                         Commission File No. 2-78293-LA

                           SOUTH VALLEY BANCORPORATION
             (Exact name of registrant as specified in its charter)

           California                                    94-2818095
- ----------------------------------                -----------------------------
(State or other jurisdiction of                      (IRS Employer ID Number)
incorporation or organization)

500 Tennant Station, Morgan Hill, CA                       95037
- ------------------------------------------                 -----
(Address of principal executive offices)                 (Zip Code)

                                 (408) 848-2161
                          ----------------------------
                             (Registrant's telephone
                          number, including area code)

Indicate by check or check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock - 1,313,986 shares outstanding as of July 15, 1996

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    JUNE 30,            December 31,
                                                                                      1996                 1995*
                                                                                  (unaudited)
                                                                                -------------------------------------
Assets:
Cash and due from banks                                                          $   9,215,000         $   9,436,000
Federal funds sold                                                                  12,200,000            27,900,000
                                                                                ------------------------------------
  Total cash and equivalents                                                        21,415,000            37,336,000
                                                                                ------------------------------------
Securities available for sale (amortized cost-1996,
  $46,549,000; 1995, $34,145,000)                                                   45,841,000            34,247,000
Securities held to maturity (market value-1996,
   $5,771,000; 1995, $7,213,000)                                                     5,722,000             7,089,000
Loans:
  Commercial                                                                        33,046,000            32,721,000
  Real estate-construction                                                          13,882,000            15,338,000
  Real estate-other                                                                 33,199,000            28,524,000
  Installment                                                                       14,109,000            13,496,000
                                                                                -------------------------------------
      Total loans                                                                   94,236,000            90,079,000
      Allowance for credit losses                                                   (1,452,000)           (1,313,000)
      Deferred loan fees-net                                                          (535,000)             (528,000)
                                                                                --------------------------------------
        Net loans                                                                   92,249,000            88,238,000
                                                                                -------------------------------------
Premises and equipment, net                                                          5,935,000             5,984,000
Accrued interest receivable and other assets                                         5,300,000             4,379,000
                                                                                -------------------------------------
          Total assets                                                           $ 176,462,000         $ 177,273,000
                                                                                =====================================
Liabilities and Shareholders' Equity:
Deposits
  Demand, noninterest bearing                                                    $  35,078,000         $  43,873,000
  Demand, interest bearing                                                          43,469,000            37,900,000
  Savings                                                                           34,508,000            36,593,000
  Time                                                                              43,623,000            39,323,000
                                                                                -------------------------------------
    Total deposits                                                                 156,678,000           157,689,000
Other liabilities                                                                    1,899,000             2,027,000
                                                                                -------------------------------------
        Total liabilities                                                          158,577,000           159,716,000
                                                                                -------------------------------------
Commitments and contingencies (note 5 )
Shareholders' equity:
Preferred stock-no par value; authorized 2,000,000
  shares; no shares issued
Common stock-no par value; authorized 4,000,000
  shares; issued and outstanding: 1,313,986 shares in                               13,123,000            11,331,000
  1996 and 1,194,697 shares in 1995
Retained earnings                                                                    5,179,000             6,166,000
Unrealized gain (loss) on securities available for sale                               (417,000)               60,000
                                                                                -------------------------------------
Shareholders' equity                                                                17,885,000            17,557,000
                                                                                -------------------------------------
          Total liabilities and shareholders' equity                             $ 176,462,000         $ 177,273,000
                                                                                =====================================

*Derived from December 31, 1995 audited balance sheets included in the Company's 1995 Annual Report on Form 10-K.

See Notes to Condensed Consolidated Financial Statements

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                 THREE MONTHS ENDED                      Six months ended
                                                      JUNE 30,                               June 30,

                                               1996             1995                  1996               1995
                                               ----             ----                  ----               ----
INTEREST INCOME
Loans (including fees)                 $    2,634,000     $   2,535,000         $   5,102,000      $   4,957,000
Investment securities                         818,000           409,000             1,475,000            832,000
Other                                         170,000           216,000               473,000            382,000
                                       ---------------------------------        ---------------------------------
     Total interest income                  3,622,000         3,160,000             7,050,000          6,171,000
                                                                                            -                  -
INTEREST EXPENSE                                                                            -                  -
Deposits                                      973,000         1,002,000             1,982,000          1,894,000
Other                                           4,000            24,000                17,000             49,000
                                       ---------------------------------        ---------------------------------
     Total interest expense                   977,000         1,026,000             1,999,000          1,943,000
                                                                                            -                  -
NET INTEREST INCOME                         2,645,000         2,134,000             5,051,000          4,228,000
Provision for credit losses                    74,000            90,000               179,000            150,000
                                       ---------------------------------        ---------------------------------

NET INTEREST INCOME
  AFTER PROVISION FOR
  CREDIT LOSSES                             2,571,000         2,044,000             4,872,000          4,078,000
Other income                                  285,000           435,000               559,000            628,000
Other expense                               1,896,000         1,839,000             3,719,000          3,470,000
                                       ---------------------------------        ---------------------------------

INCOME BEFORE
  INCOME TAXES                                960,000           640,000             1,712,000          1,236,000
Provision for income taxes                    382,000           235,000               677,000            453,000
                                       ---------------------------------        ---------------------------------

NET INCOME                             $      578,000     $     405,000         $   1,035,000      $     783,000
                                       =================================        =================================

NET INCOME PER
  COMMON AND
  EQUIVALENT SHARE                     $         0.43     $        0.31         $        0.78      $        0.59
                                       =================================        =================================

See Notes to Condensed Consolidated Financial Statements

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Six months ended
                                                                                     June 30,

                                                                              1996                1995
                                                                              ----                ----
Increase in cash and cash equivalents:

Operations:
Net income                                                              $   1,035,000      $      783,000

Reconciliation to net cash used in operations:
     Provision for credit losses                                              179,000             150,000
     Depreciation and amortization                                            221,000             159,000
     Origination of loans held for sale                                      (503,000)         (1,205,000)
     Proceeds from sale of loans held for sale                                      -             924,000
     Increase in other assets                                                (752,000)           (152,000)
     Decrease in other liabilities                                           (239,000)           (389,000)
     Increase in deferred loan fees, net                                        7,000              12,000
                                                                        ----------------------------------
Net cash provided by (used for) operations                                   (52,000)             282,000

Investing Activities:
Proceeds from maturities of securities:
     Held to maturity                                                       1,367,000           1,696,000
     Available for sale                                                     1,852,000           3,442,000

Purchase of securities:
     Held to maturity                                                               -          (2,360,000)
     Available for sale                                                   (14,153,000)         (4,792,000)
Net increase in loans                                                      (3,654,000)           (225,000)
Capital expenditures                                                         (151,000)           (869,000)
                                                                        ----------------------------------
Net cash used for investment activities                                   (14,739,000)         (3,108,000)


Financing Activities:
Net (decrease) increase in deposit accounts                                (1,011,000)         14,292,000
Net increase (decrease) in other borrowings                                   111,000            (287,000)
Payment of cash dividends                                                    (230,000)           (191,000)
                                                                        -----------------------------------
Net cash (used for)  provided by financing activities                      (1,130,000)         13,814,000
                                                                        ----------------------------------
Net (decrease) increase in cash and cash equivalents                      (15,921,000)         10,988,000
Cash and cash equivalents, beginning of period                             37,336,000          19,715,000
                                                                        ----------------------------------
Cash and cash equivalents, end of period                                $  21,415,000      $   30,703,000
                                                                        ==================================
Interest paid                                                           $   1,973,000      $    1,920,000
Income taxes paid                                                       $     701,000      $      438,000

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

                  CONSOLIDATION. The consolidated financial statements include South Valley Bancorporation (the "Company") and its wholly-owned subsidiary, South Valley National Bank (the "Bank"). All material intercompany accounts and transactions are eliminated in consolidation.

                  The accounting and reporting policies of the Company and the Bank conform to generally accepted accounting principles and prevailing practices within the banking industry. Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements contain all adjustments, consisting solely of normal adjustments necessary for a fair presentation of the financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. The results of operations for the three months and six months ended June 30, 1996 may not necessarily be indicative of the operating results for the full year.

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

                  SECURITIES. The Bank classifies debt and equity securities at time of purchase into one of three categories: held to maturity, trading or available for sale. Investment securities classified as held to maturity are measured at amortized cost based on the Bank's positive intent and ability to hold such securities to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrecognized holding gain or loss in the results of operations. The remaining investment securities are classified as available for sale and are measured at market value with a corresponding recognition of the unrealized holding gain or loss (net of tax effect) as a separate component of shareholders' equity until realized. Any gains and losses on sales of investments are computed on a specific identification basis.

                  LOANS are stated at the principal amount outstanding, net of unearned income. Unearned income consists of deferred loan fees net of deferred direct incremental loan origination costs and is amortized to interest income by a method approximating the effective interest method generally over the contractual life of the loan.

                  The Bank originates small business loans. A portion of certain loans is guaranteed by the Small Business Administration ("SBA"). In determining the gain realized on the guaranteed portion of the loans sold, the recorded investment is allocated between the portion of the loan sold and the portion retained based on an estimate of the relative fair values of those portions as of the date the loan is sold. Loans held for sale were $682,000 at June 30, 1996 and $445,000 at December 31, 1995. No losses on sale are anticipated.

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

                  Management believes that the allowance for credit losses at June 30, 1996 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

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

                  NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE is calculated using the weighted average shares outstanding plus the dilutive effect of shares issuable under stock option plans, adjusted retroactively for subsequent stock dividends and splits. On January 25, 1996 the Company declared a 10% stock dividend for shareholders of record of common stock as of February 16, 1996 and payable February 23, 1996. The number of shares used to compute net income per common and equivalent share amounts, adjusted for the stock dividend, for the six month periods ended June 30, 1996 and 1995 were 1,331,770 and 1,316,406, respectively, and for the three month periods ended June 30, 1996 and 1995 were 1,331,890 and 1,316,254, respectively. The difference between primary and fully diluted net income per share is not significant.

NOTE 2. CASH AND DUE FROM BANKS

                  The Company, through its bank subsidiary, is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposits. At June 30, 1996, the Company maintained reserves of $1,266,000 in the form of vault cash and balances at the Federal Reserve to satisfy regulatory requirements.

NOTE 3.  SECURITIES

                  The carrying value and approximate market value of securities are as follows (in thousands):

                                                    -------------------------------------------------------------------
                                                       Amortized        Unrealized     Unrealized               Market
                                                            Cost             Gains           Loss                Value
                                                    -------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
June 30, 1996
  U.S. Treasury and agency securities                 $  25,992             $  18          $  280            $  25,730
  Mortgage backed securities                             19,511                 -             456               19,055
  Other                                                   1,046                10               -                1,056
                                                    -------------------------------------------------------------------
Total                                                 $  46,549             $  28          $  736            $  45,841
                                                    ===================================================================
SECURITIES HELD TO MATURITY:
June 30, 1996
  State and Municipal obligations                     $   4,302             $  31          $   16            $   4,317
  Mortgage backed securities                              1,420                47              13                1,454
                                                    -------------------------------------------------------------------
Total                                                 $   5,722             $  78          $   29            $   5,771
                                                    ===================================================================


                                                    -------------------------------------------------------------------
                                                       Amortized        Unrealized     Unrealized               Market
                                                            Cost             Gains           Loss                Value
                                                    -------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
December 31, 1995
  U.S. Treasury and agency securities                 $  23,492             $  163          $ 56            $   23,599
  Mortgage backed securities                             10,123                  3             8                10,118
  Other                                                     530                  -             -                   530
                                                    -------------------------------------------------------------------
Total                                                 $  34,145             $  166          $ 64            $   34,247
                                                    ===================================================================
SECURITIES HELD TO MATURITY:
December 31, 1995
  State and Municipal obligations                     $   5,500             $   56          $  7            $    5,549
  Mortgage backed securities                              1,589                 80             5                 1,664
                                                    -------------------------------------------------------------------
Total                                                 $   7,089             $  136          $ 12            $    7,213
                                                    ===================================================================

                  At June 30, 1996, securities with a book value of approximately $2,921,000 were pledged to secure certain deposits of public funds as required by law or contract. There were no sales of securities during 1996 or 1995.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

                  The Bank's loans are virtually all made within its defined market area of South Santa Clara and San Benito counties. Real estate-construction loans represented 14.7% of total loans at June 30, 1996, almost all of which are for the construction of single family residential properties. In addition, 35.2% of the Bank's loans (excluding construction loans) were real estate secured term loans. These loans were primarily made to Bank depositors and are secured by first deeds of trust on commercial and residential properties with original loan to value ratios not exceeding 75%. Commercial loans comprise 35.1% of total loans. The Bank's loans are not concentrated in any particular industry. The Bank's service area is somewhat dependent on the economy of the greater Santa Clara Valley which has a concentration of high technology companies and, accordingly, the ability of the Bank's borrowers to repay loans may be affected by the performance of this sector of the economy. Virtually all loans are collateralized, and the majority have adjustable rates. Generally, real estate loans are secured by real property, and commercial and other loans are secured by bank deposits and business or personal assets.

                  For commercial and other loans, repayment is generally expected to come from the cash flow of the borrower. In the case of construction loans, repayment is generally expected from the sale of the related property or refinance upon completion of construction.

                  The activity in the allowance for credit losses is summarized as follows:

                                                    THREE MONTHS ENDED                     Six months ended
                                                          JUNE 30,                              June 30,
In thousands                                    1996                 1995              1996                1995
- ------------                               -------------------------------         -----------------------------
Beginning balance                            $ 1,484              $ 1,347           $ 1,313             $ 1,331
Provision charged to expense                      74                   90               179                 150
Loans charged-off                              (145)                (273)             (147)               (395)
Recoveries                                        39                    1               107                  79
                                           -------------------------------         -----------------------------
Ending balance                               $ 1,452              $ 1,165           $ 1,452             $ 1,165
                                           ===============================         =============================

                  Management believes that the allowance for credit losses at June 30, 1996 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

                  Past due, nonaccrual and restructured loans at June 30, 1996 and December 31, 1995, are summarized below:

                                          JUNE 30,      December 31,
In thousands                                1996            1995
- ------------
                                       ------------------------
Past due 90 days or more
  and still accruing:
     Real estate                        $     -         $    37
     Commercial                              16              83
     Installment and other                    2               -
                                       ------------------------
          Subtotal                           18             120
                                       ------------------------
Nonaccrual:
     Real estate                            148             363
     Commercial                             426           1,116
     Installment and other                    8               9
                                       ------------------------
          Subtotal                          582           1,488
                                       ------------------------
Restructured:
     Real estate                            147             255
     Commercial                             107             249
     Installment and other                    -               9
                                       ------------------------
          Subtotal                          254             513
                                       ------------------------
Total                                   $   854         $ 2,121
                                       ========================
Other real estate owned                 $ 2,352         $ 1,953
                                       ========================

                  The recorded investment in impaired loans was $582,000 and the portion of the allowance for credit losses related to loan impairment was $282,000 at June 30, 1996. Average impaired loans for the quarter ended June 30, 1996 were $1,195,000. The Bank recognized $27,000 in interest income from impaired loans for the six months and three months ended June 30, 1996.

NOTE 5. COMMITMENTS AND CONTINGENCIES

                  In the normal course of business there are various commitments outstanding to extend credit which are not reflected in the financial statements, including unused loan commitments of approximately $45,635,000 and standby letters of credit of $1,140,000 at June 30, 1996. However, all such commitments will not necessarily culminate in actual extensions of credit by the Bank in the future. The Bank does not anticipate any losses as a result of these transactions.

                  Approximately $13,941,000 of loan commitments outstanding at June 30, 1996 relate to construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements.

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

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Commitments to extend credit and standby letters of credit

                  Commitments to extend credit and standby letters of credit are issued in the normal course of business by the Bank. Commitments to extend credit are issued with variable interest rates tied to market interest rates at the time the commitment is funded . Standby letters of credit are supported by commitments to extend credit with variable interest rates tied to market interest rates at the time the commitment is funded. The fair values of commitments to extend credit and standby letters of credit were not significantly different from the carrying amounts.

         The estimated fair values of the Company's financial instruments are as follows (in thousands):

June 30, 1996                             Carrying amount         Fair value
- -----------------------------------------------------------------------------
FINANCIAL ASSETS:
Cash and short-term investments               $    21,415          $  21,415
Investment securities                              51,563             51,612
Loans                                              94,236             94,172
Allowance for credit losses                        (1,452)            (1,452)
- -----------------------------------------------------------------------------
                                              $   165,762          $ 165,747
=============================================================================
FINANCIAL LIABILITIES:
Deposits                                      $   156,678          $ 156,548
=============================================================================

NOTE 7.  PROPOSED MERGER

                  On July 18, 1996, the Company announced the signing of a definitive agreement whereby it would be acquired by Pacific Capital Bancorp in a tax free exchange to be accounted for as a pooling of interests. The agreement provides for shareholders of the Company to receive 0.92 shares, subject to adjustment, of Pacific Capital Bancorp common stock for each outstanding share of Company stock. The transaction is valued at approximately $34.7 million, or $24.84 per Common share, based on the $27.00 per share market value of Pacific Capital Bancorp on July 17, 1996. South Valley National Bank will become a separate subsidiary of Pacific Capital Bancorp upon completion of the transaction.

                  Pacific Capital Bancorp, which is headquartered in Salinas, California, is the holding company for First National Bank of Central California which has branches in Salinas, Monterey, Carmel and Watsonville. For the six months ended June 30, 1996, Pacific Capital Bancorp reported earnings of $2,759,000, or $1.01 per share.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

EARNINGS

THREE MONTHS ENDED JUNE 30, 1996

                  The table below presents a comparison of results for the quarters ended June 30, 1996 and 1995:

TABLE I.  EARNINGS COMPARISON

                                                              Three months ended
                                                                   June 30,                             Change
                                                           1996              1995                    $             %
                                                           ----              ----                    -             -
INTEREST INCOME
Loans (including fees)                               $  2,634,000      $  2,535,000            $   99,000         3.91%
Investment securities                                     818,000           409,000               409,000       100.00%
Other                                                     170,000           216,000              (46,000)       -21.30%
                                                     ------------------------------------------------------------------
     Total interest income                              3,622,000         3,160,000               462,000        14.62%

INTEREST EXPENSE
Deposits                                                  973,000         1,002,000              (29,000)        -2.89%
Other                                                       4,000            24,000              (20,000)       -83.33%
                                                     ------------------------------------------------------------------
     Total interest expense                               977,000         1,026,000              (49,000)        -4.78%

NET INTEREST INCOME                                     2,645,000         2,134,000              511,000         23.95%
Provision for credit losses                                74,000            90,000              (16,000)       -17.78%
                                                     ------------------------------------------------------------------

NET INTEREST INCOME
   AFTER PROVISION FOR
   CREDIT LOSSES                                        2,571,000         2,044,000              527,000         25.78%
Other income                                              285,000           435,000             (150,000)       -34.48%
Other expense                                           1,896,000         1,839,000               57,000          3.10%
                                                     ------------------------------------------------------------------

INCOME BEFORE
   INCOME TAXES                                           960,000           640,000              320,000         50.00%
Provision for income taxes                                382,000           235,000              147,000         62.55%
                                                     ------------------------------------------------------------------

NET INCOME                                           $    578,000      $    405,000            $ 173,000         42.72%
                                                     ==================================================================

NET INCOME PER
  COMMON AND
  EQUIVALENT SHARE                                   $       0.43      $       0.31
                                                     ===============================

         Earnings for the quarter ended June 30, 1996 increased from $405,0 $578,000, primarily as the result of higher net interest income, partially offset by a decrease in other income and an increase in other expense and tax expense.

NET INTEREST INCOME

         Net interest income refers to the difference between interest paid on deposits and borrowings, and the interest earned on loans and investments. It is the primary component of the net earnings of a financial institution. Factors to consider in analyzing net interest income are the composition and volume of earning assets and interest bearing liabilities including deposits, levels of noninterest bearing liabilities and loans on nonaccrual, and changes in market interest rates.

         Table II presents an analysis of the Company's net interest income for the quarters ended June 30, 1996 and 1995, respectively:

TABLE II.  COMPOSITION OF NET INTEREST INCOME

                                                      Three months ended June 30,

                                               1996                                   1995
- ----------------------------------------------------------------------------------------------------------------------
In thousands                                  Average                   Average      Average                  Average
(except percentages)                          Balance      Interest     Rate(1)      Balance     Interest      Rate(1)
- ----------------------------------------------------------------------------------------------------------------------
ASSETS:
Earning assets:
  Loans(2)                                 $   91,202      $  2,634       11.6%    $  87,400     $ 2,535        11.6%
  Investment securities
    Taxable                                    47,462           755        6.4%       21,465         324         6.0%
    Nontaxable(3)                               4,962            95        8.3%        6,907         129         7.5%
  Federal funds sold
     and other                                 13,201           170        5.2%       14,546         216         5.9%
- ----------------------------------------------------------------------------------------------------------------------
Total earning assets                          156,827         3,654        9.4%      130,318       3,204         9.8%
- ----------------------------------------------------------------------------------------------------------------------
Cash and due from banks                         8,907                                  8,050
Other assets                                    8,322                                 11,775
- ----------------------------------------------------------------------------------------------------------------------
Total Assets                               $  174,056                              $ 150,143
- ----------------------------------------------------------------------------------------------------------------------

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest bearing liabilities
  Demand deposits                          $   41,723           201        1.9%    $  35,496         256         2.9%
  Savings deposits                             37,322           233        2.5%       35,470         258         2.9%
  Time deposits                                40,474           539        5.4%       33,491         488         5.8%
  Borrowed funds                                  485             4        3.3%        1,391          24         6.9%
- ----------------------------------------------------------------------------------------------------------------------
Total interest bearing
   liabilities                                120,004           977        3.3%      105,848       1,026         3.9%
- ----------------------------------------------------------------------------------------------------------------------
Demand deposits                                35,140                                 26,588
Other liabilities                               1,153                                    967
- ----------------------------------------------------------------------------------------------------------------------
Total liabilities                             156,297                                133,403
Shareholders' equity                           17,759                                 16,740
- ----------------------------------------------------------------------------------------------------------------------
Total Liabilities and
Shareholders' Equity                       $  174,056                              $ 150,143
                                           ==========                              =========
Net interest income and
  margin (net yield)(3)(4)                                 $  2,677        6.9%                  $ 2,178         6.7%
======================================================================================================================

1. Annualized.

2. Loan interest includes loan fees of $330,000 and $224,000 for the quarters ended June 30, 1996 and 1995, respectively.

3. Tax exempt income includes $32,000 and $44,000 for the quarters ended June 30, 1996 and 1995, respectively, to adjust to a fully tax equivalent basis using the Federal statutory rate of 34%.

4. Net interest margin is computed by dividing net interest income by total average earning assets.

         The Company experienced an increase in net interest income in the quarter ended June 30, 1996 as compared to the same quarter in 1995. This increase was primarily attributable to a higher volume of earning assets, partially offset by higher volumes of interest bearing deposits and a change in the composition of earning assets to a higher percentage of investment securities compared to higher yielding loans. During this same period, the net interest margin increased from 6.7% to 6.9%, as the result of higher volumes of earning assets, primarily loans and investment securities partially offset by increases in interest bearing liabilities, primarily deposits. The interest expense associated with increased volumes of interest bearing liabilities was partially offset by reductions in market rates of interest.

OTHER INCOME

         Other income consists primarily of service charges related to deposit accounts. The decrease in other income for the quarter ended June 30, 1996 as compared to June 30, 1995 is primarily attributable to lower gains on the sale of the portion of loans guaranteed by the Small Business Administration which occurred in 1995 but did not occur in 1996. The absence of these items in 1996 was partially offset by higher volumes of consumer checking and money market accounts which resulted in higher fee income. The Company had no gains or losses from the sale of investment securities in either the second quarter of 1996 or 1995.

OTHER EXPENSES

         Other expenses consist of the Company's operating expenses. The increase in other expense for the quarter ended June 30, 1996 as compared to the same quarter in 1995 is primarily attributable to higher salary and benefit expenses, offset by a decrease in deposit premiums. The higher payroll expenses are directly related to higher levels of full time equivalent staff associated with the Bank's growth in assets.

PROVISION FOR INCOME TAXES

         The provision for income taxes was 39.8% of income before income taxes for the quarter ended June 30, 1996, compared to 36.7% for the comparable prior year quarter and 39.3% for all of 1995. The increased rate in 1996 is due to a decrease in interest income from tax exempt securities and differences in timing of the recognition of income for financial statement and income tax purposes.

SIX MONTHS ENDED JUNE 30, 1996

    The table below presents a comparison of results for the six months ended June 30, 1996 and 1995:

TABLE III.  EARNINGS COMPARISON

                                                    Six months ended
                                                       June 30,                            Change
                                                1996                1995              $               %
                                                ----                ----              --              -
INTEREST INCOME
Loans (including fees)                    $  5,102,000        $  4,957,000       $ 145,000         2.93%
Investment securities                        1,475,000             832,000         643,000        77.28%
Other                                          473,000             382,000          91,000        23.82%
                                          ---------------------------------------------------------------
     Total interest income                   7,050,000           6,171,000         879,000        14.24%

INTEREST EXPENSE
Deposits                                     1,982,000           1,894,000          88,000         4.65%
Other                                           17,000              49,000        (32,000)       -65.31%
                                          ---------------------------------------------------------------
     Total interest expense                  1,999,000           1,943,000          56,000         2.88%

NET INTEREST INCOME                          5,051,000           4,228,000         823,000        19.47%
Provision for credit losses                    179,000             150,000          29,000        19.33%
                                          ---------------------------------------------------------------

NET INTEREST INCOME
   AFTER PROVISION FOR
   CREDIT LOSSES                             4,872,000           4,078,000         794,000        19.47%
Other income                                   559,000             628,000        (69,000)       -10.99%
Other expense                                3,719,000           3,470,000         249,000         7.18%
                                          ---------------------------------------------------------------

INCOME BEFORE
   INCOME TAXES                              1,712,000           1,236,000         476,000        38.51%
Provision for income taxes                     677,000             453,000         224,000        49.45%
                                          ---------------------------------------------------------------

NET INCOME                                $  1,035,000        $    783,000       $ 252,000        32.18%
                                          ===============================================================

NET INCOME PER
   COMMON AND
   EQUIVALENT SHARE                       $       0.78        $       0.59
                                          ================================

         Earnings for the six months ended June 30, 1996 increased from $783,0000 to $1,035,000, primarily as the result of higher net interest income, partially offset by a decrease in other income and an increase in other expense and tax expense.

         Table IV presents an analysis of the Company's net interest income for the six months ended June 30, 1996 and 1995, respectively:

TABLE IV.  COMPOSITION OF NET INTEREST INCOME

                                                                     (Unaudited)
                                                               Six months ended June 30,
                                                    1996                                       1995
- --------------------------------------------------------------------------------------------------------------------------------
In thousands                                      Average                    Average         Average                    Average
(except percentages)                              Balance     Interest       Rate(1)         Balance      Interest      Rate(1)
- --------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Earning assets:
  Loans(2)                                      $  89,618      $ 5,102         11.4%       $  86,480       $ 4,957        11.5%
  Investment securities
    Taxable                                        42,671        1,345          6.3%          21,000           664         6.3%
    Nontaxable(3)                                   5,114          197          7.7%           6,821           255         7.5%
  Federal funds sold
     and other                                     17,808          473          5.3%          13,011           382         5.9%
- --------------------------------------------------------------------------------------------------------------------------------
Total earning assets                              155,211        7,117          9.2%         127,312         6,258         9.8%
- --------------------------------------------------------------------------------------------------------------------------------
Cash and due from                                   9,334                                      8,670
banks
Other assets                                        7,969                                     10,029
- --------------------------------------------------------------------------------------------------------------------------------
Total Assets                                    $ 172,514                                  $ 146,011
- --------------------------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY:
Interest bearing liabilities
  Demand deposits                               $  40,690          410          2.0%       $  34,140           479         2.8%
  Savings deposits                                 37,626          491          2.6%          36,242           614         3.4%
  Time deposits                                    39,981        1,081          5.4%          30,341           801         5.3%
  Borrowed funds                                      625           17          5.4%           1,520            49         6.4%
- --------------------------------------------------------------------------------------------------------------------------------
Total interest bearing
liabilities                                       118,922        1,999          3.4%         102,243         1,943         4.5%
- --------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                    34,508                                     26,312
Other liabilities                                   1,363                                        879
- --------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                 154,793                                    129,434
Shareholders' equity                               17,721                                     16,577
- --------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and
Shareholders' Equity                            $ 172,514                                  $ 146,011
                                                =========                                  =========
Net interest income and
margin (net yield) (3,4)                                       $ 5,118          6.6%                       $ 4,315         6.8%
================================================================================================================================

1.  Annualized.

2. Loan interest includes loan fees of $588,000 and $466,000 for the six months ended June 30, 1996 and 1995, respectively.

3. Tax exempt income includes $67,000 and $87,000 for the quarters ended June 30, 1996 and 1995, respectively, to adjust to a fully tax equivalent basis using the Federal statutory rate of 34%.

4. Net interest margin is computed by dividing net interest income by total average earning assets.

         The Company experienced an increase in net interest income in the six months ended June 30, 1996 as compared to the same period in 1995. This increase was primarily attributable to a higher volume of earning assets and lower rates on interest bearing liabilities, partially offset by higher volumes of interest bearing liabilities, primarily deposits and a change in the composition of earning assets to a higher percentage of investment securities compared to higher yielding loans. During this same period, the net interest margin declined from 6.8% to 6.6%, primarily as the result of lower market interest rates for investment securities and federal funds sold.

OTHER INCOME

         Other income consists primarily of service charges related to deposit accounts. The decrease in other income for the six months ended June 30, 1996 as compared to June 30, 1995 is primarily attributable to lower gains on the sale of the portion of loans guaranteed by the SBA which occurred in 1995 but did not occur in 1996. The absence of these items in 1996 was partially offset by higher volumes of consumer checking and money market accounts which resulted in higher fee income. The Company had no gains or losses from the sale of investment securities in either the first six months of 1996 or 1995.

OTHER EXPENSES

         Other expenses consist of the Company's noninterest expenses. The increase in other expense for the six months ended June 30, 1996 as compared to the same six months in 1995 is primarily attributable to higher salary and benefit expenses, offset by a decrease in deposit premiums. The higher payroll expenses are directly related to higher levels of full time equivalent staff associated with the Bank's growth in assets.

PROVISION FOR INCOME TAXES

         The provision for income taxes was 39.8% of income before income taxes for the quarter ended June 30, 1996, compared to 36.7% for the comparable prior year quarter and 39.3% for all of 1995. The increased rate in 1996 is due to a decrease in interest income from tax exempt securities and differences in timing of the recognition of income for financial statement and income tax purposes.

BALANCE SHEET

         Total assets of the Company declined from $177,273,000 to $176,462,000 from December 31, 1995 to June 30, 1996. This decrease is attributable to a seasonal decline in deposits with one of the Bank's major depositors, who typically reduces deposit balances and borrowing under a commercial line of credit immediately after the calendar year end. For the quarter ended June 30, 1996, average assets were $174,056,000 as compared to $150,143,000 for the quarter ended June 30, 1995.

         Tables V presents the composition of the Company's loan portfolio at June 30, 1996 and December 31, 1995:

TABLE V.  LOANS BY TYPE

Loans:                                    June 30, 1996      December 31, 1995       $ Change           % Change
                                          ------------------------------------------------------------------------
  Commercial                               $ 33,046,000          $  32,721,000        $    325,000          0.99%
  Real estate-construction                   13,882,000             15,338,000          (1,456,000)        -9.49%
  Real estate-other                          33,199,000             28,524,000           4,675,000         16.39%
  Installment                                14,109,000             13,496,000             613,000          4.54%
                                          ------------------------------------------------------------------------
      Total loans                            94,236,000             90,079,000           4,157,000          4.61%
      Allowance for credit losses           (1,452,000)            (1,313,000)           (139,000)         10.59%
      Deferred loan fees-net                  (535,000)              (528,000)             (7,000)          1.33%
                                          ------------------------------------------------------------------------
        Net loans                          $ 92,249,000         $   88,238,000         $ 4,011,000          4.55%
                                          ========================================================================

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

                  At June 30, 1996, construction loans and other real estate secured loans comprised 14.7% and 35.2% respectively, of total loans outstanding. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will be limited to the extent provided for under such circumstances. The Bank's loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of the Bank's service area and limiting investments outside of this area, 2) maintaining a thorough understanding of the borrowers' knowledge and capacity in their field of expertise, 3) basing real estate construction loan approval not only on marketability of the project, but also on the borrowers' capacity to support the project financially in the event it does not sell within the original projected time period, and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by Bank construction lending officers. In addition, the Bank strives to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

                  POTENTIAL PROBLEM LOANS - At June 30, 1996, the Company did not have any loans other than those disclosed as nonaccrual loans, loans past due 90 days or more and still accruing and troubled debt restructurings, where known information about possible credit problems of the borrowers cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

                  CONCENTRATIONS - At June 30, 1996, the Company does not have any concentration of loans to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions, other than real estate-construction loans.

                  PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES - The provision for credit losses is based upon management's evaluation of the adequacy of the existing allowance for loans outstanding. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon the interaction of three primary factors: (1) the loan portfolio growth in the period, (2) a comprehensive grading and review formula for total loans outstanding, and (3) actual previous charge-offs. At June 30, 1996, the allowance for credit losses was $1,452,000, or 1.54% of total loans, as compared to $1,313,000, or 1.46% of total loans, at December 31, 1995. fsSee Note 4 of Notes to Condensed Consolidated Financial Statements.

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

FUNDING SOURCES

         The Company's principal funding source is core deposits, primarily obtained from local individuals and businesses. At June 30, 1996, core deposits represented 89.3% of total deposits, as compared to 90.9% at December 31, 1995. Table VI presents the deposit portfolio by type of deposits at June 30, 1996 and December 31, 1995:

TABLE VI.   DEPOSITS BY TYPE

Deposits                               June 30, 1996    December 31, 1995      $ Change        % Change
                                       ----------------------------------------------------------------
  Demand, noninterest bearing          $ 35,078,000        $ 43,873,000      $(8,795,000)      -20.05%
  Demand, interest bearing               43,469,000          37,900,000        5,569,000        14.69%
  Savings                                34,508,000          36,593,000       (2,085,000)       -5.70%
  Time                                   43,623,000          39,323,000        4,300,000        10.94%
                                       ----------------------------------------------------------------
    Total deposits                     $156,678,000        $157,689,000      $(1,011,000        -0.64%
                                       ================================================================

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

                  The Bank manages its liquidity by maintaining a majority of its investment portfolio in Federal funds sold and other liquid investments. Liquidity is measured by various ratios, the most common being the liquidity ratio of cash, Federal funds sold and unpledged investment securities, compared to total deposits. At June 30, 1996, this ratio was 44.7% compared to 48.0% at December 31, 1995. Another key liquidity ratio is the ratio of loans to deposits, which was 60.1% at June 30, 1996 and 57.1% at December 31, 1995. During 1995 and 1996, the Bank has experienced higher levels of liquidity than normal and compared to recent prior periods. The high levels of liquidity are attributable, in part, to large increases in deposits which were deployed in investment securities and Federal funds sold. Management of the Bank expects that a portion of its liquid assets at June 30, 1996 will ultimately be used to fund growth in the loan portfolio.

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

                  Table VII sets forth the distribution of repricing for interest sensitive earning assets and interest bearing liabilities included in the Company's condensed consolidated balance sheet at June 30, 1996, and the related interest rate sensitivity gap, both for each individual repricing period and on a cumulative basis.

TABLE VII.  INTEREST RATE SENSITIVITY (IN THOUSANDS)

- -------------------------------------------------------------------------------------------------------------------------------
Assets and liabilities which      Immediately     Over thirty       Over three      Over one year    Over five years    Total
mature or reprice:               and within 30   days and within    months and     and within five
                                     days         three months    within one year      years
- -------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
Federal funds sold                 $ 12,200      $      -          $     -           $      -          $      -       $ 12,200
Investment securities                   115         2,225             5,876            28,703            15,244         52,163
Loans excluding nonaccrual
    loans and overdrafts             57,697         1,511            15,792            11,884             6,641         93,525
- -------------------------------------------------------------------------------------------------------------------------------
Period total                       $ 70,012      $  3,736          $ 21,668          $ 40,587          $ 21,885       $157,888
- -------------------------------------------------------------------------------------------------------------------------------
Cumulative total                   $ 70,012      $ 73,748          $ 95,416          $136,003          $157,888
- -------------------------------------------------------------------------------------------------------------------------------
Interest bearing liabilities:
    Interest bearing demand        $ 43,469      $      -          $      -          $      -          $      -       $ 43,469
    Savings                          36,582             -                 -                 -                 -         36,582
    Time certificates                 7,653         5,936            22,313             5,646                 -         41,548
    Other borrowings                      -           527                 -                 -                 -            527
- -------------------------------------------------------------------------------------------------------------------------------
Period total                       $ 87,704      $  6,463          $ 22,313          $  5,646          $      -       $122,126
- -------------------------------------------------------------------------------------------------------------------------------
Cumulative total                   $ 87,704      $ 94,167          $116,480          $122,126          $122,126
- -------------------------------------------------------------------------------------------------------------------------------
Amounts:
Interest rate sensitivity gap      $(17,692)     $ (2,727)         $   (645)         $ 34,941          $ 21,885       $      -
Cumulative interest rate
    sensitivity gap                $(17,692)     $(20,419)         $(21,064)         $ 13,877          $ 35,762       $      -
Ratios:
Interest rate sensitivity gap          0.80          0.58              0.97              7.19               N/A              -
Cumulative interest rate
    sensitivity gap                    0.80          0.78              0.82              1.11              1.29              -

                  The table indicates the time periods in which interest earning assets and interest bearing liabilities will mature or reprice in accordance with their contractual terms. The table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures. The Company and the Bank have historically maintained a cumulative interest rate sensitivity gap ratio approximating 1:1 for assets and liabilities repricing within one month, that is, approximately an equal amount of interest earning assets and interest bearing liabilities will reprice or mature within 30 days. At June 30, 1996, the cumulative interest rate sensitivity gap for assets and liabilities that reprice within 30 days was 0.80:1, which is lower than historical levels. The change is the result of a shift from investments in Federal funds, which reprice daily, to longer term investment securities. Similarly, the cumulative interest rate gap ratio at one year is 0.82:1. The Bank attempts to maximize its net interest income while maintaining a stable net interest margin through management of its interest bearing assets and liabilities.

CAPITAL RESOURCES

                  The Company has been able to sustain its growth in capital through profit retention and the exercise of stock options by directors and officers of the Company. Prior to 1994, all earnings were retained to maintain the Company's capital position and support additional growth in the future. In the third quarter of 1994, the Company declared and paid an initial cash dividend of $.08 per common share. An additional cash dividend of $.08 per common share was declared and paid in the fourth quarter of 1994. The Company declared and paid four quarterly dividends of $.08 per common share during 1995. In the first quarter of 1996, the Company declared and paid a cash dividend of $.08 per common share and a 10% stock dividend. In the second quarter of 1996, the Company declared and paid a cash dividend of $.10 per common share. In addition, the Company declared a cash dividend of $.10 per share for shareholders of record on August 6, 1996, to be paid on August 16, 1996.

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

                  Table VIII presents the capital and leverage ratios of the Company as of June 30, 1996 and December 31, 1995:

TABLE VIII. RISK BASED CAPITAL AND LEVERAGE RATIOS

Risk Based Capital Ratios                     June 30, 1996              December 31, 1995
- ----------------------------------------------------------------------------------------------
Tier 1 capital                             $ 17,940        15.1%        $ 17,141      14.8%
Total capital                              $ 19,392        16.3%        $ 18,448      16.0%
Total risk adjusted assets                 $119,013                     $115,452
LEVERAGE RATIOS
- ----------------------------------------------------------------------------------------------
Tier 1 capital                             $ 17,940        10.3%        $ 17,141      10.1%
Quarterly average total assets             $174,056                     $170,132
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

RETURN ON EQUITY AND ASSETS

                  Table IX presents return on average assets, return on beginning equity, dividend payout ratio and the average equity to average assets ratio.

TABLE IX.  RETURN ON EQUITY AND ASSETS

                                                THREE MONTHS ENDED              Six months ended
                                                      JUNE 30,                      June 30,
                                               1996             1995          1996            1995
- ----------------------------------------------------------------------------------------------------
Return on average assets                        1.33%            1.08%         1.20%           1.07%
Return on beginning equity                     13.12%            9.78%        11.79%           9.64%
Dividend payout ratio                          16.95%           23.46%        22.22%          24.27%
Average equity to average assets ratio         10.20%           11.14%        10.27%          11.35%


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

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

                  The shareholders of South Valley Bancorporation took the following actions at the Annual Meeting of Shareholders held on May 16, 1996 at the Golden Oak Restaurant located at 16695 Condit Road, Morgan Hill, California.

         (a) Approved the election of management's slate of nominees for director, each of whom was an incumbent director, as follows:

              Votes:                            For              Withheld
              -----                             ---              --------
              Laurence M. Connell             700,139               226
              Joseph A. Filice                698,575             1,790
              Eugene R. Guglielmo             700,139               226
              Roger C. Knopf                  681,436            18,929
              Edward J. Lazzarini             686,850            13,515
              Donald G. Mountz                673,864            26,501
              James R. Price                  700,139               226
              Mary Lou Rawitser               692,567             7,798
              Brad L. Smith                   700,139               226

         b)   Approved the 1995 Stock Option Plan.

              Votes:
                       For              Against             Abstain
                       ---              -------             -------
                     402,150            41,759                -0-

         c) Approved the selection of Deloitte & Touche, LLP as independent auditors for the Company.

              Votes:
                       For              Against             Abstain
                       ---              -------             -------
                     700,365              -0-                 -0-

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits -

                (2.1)  Agreement and Plan of Reorganization dated July 18, 1996.

                (3.1) Articles of Incorporation of South Valley Bancorporation, as amended, incorporated by reference to Exhibit 2.1 of Registrant's Exhibits to Form S-18 Registration Statement, as filed with the Securities and Exchange Commission on July 2, 1982, and Exhibit 3.3 of Registrant's Exhibits to Form 10-K for the fiscal year ended December 31, 1988.

                (3.2) Bylaws of South Valley Bancorporation, as amended, incorporated by reference to Exhibit 2.2 of Registrant's Exhibits to Form S-18 Registration Statement, as filed with the Securities and Exchange Commission on July 2, 1982.

                (4.1)  Specimen Stock Certificate incorporated by reference to
                       Exhibit 3.1 of Registrant's Exhibits to Amendment No. 2 to Form S-18 Registration Statement, filed with the Securities and Exchange Commission on September 2, 1982.

                (10.1) Certificate of South Valley Directors dated July 18, 1996 and attached as Exhibit C to the Agreement and Plan of Reorganiza- tion dated July 18, 1996 and referenced as
                       Exhibit 2.1 herein.

                (10.2) Certificate of Affiliate dated July 18, 1996 and attached as Exhibit D to the Agreement and Plan of Reorganization dated July 18, 1996 and referenced as Exhibit 2.1 herein.

                (10.3) Nonsolicitation Agreement dated July 18, 1996 and
                       attached as Exhibit E to the Agreement and Plan of Reorganization dated July 18, 1996 and referenced as
                       Exhibit 2.1 herein.

                (27.1) Financial Data Schedule

                (99.1) Press Release dated July 19, 1996.

         (b)  Reports on Form 8-K -

              - Form 8-K dated May 16, 1996 reporting on actions at the Annual Meeting of Shareholders held May 16, 1996 filed with the Commission on May 23, 1996.

              - Form 8-K dated July 22, 1996 reporting on declaration of cash dividend filed with the Commission on July 25, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 30, 1996                SOUTH VALLEY BANCORPORATION

                             By: /s/ RICHARD L. CONNIFF
                                -----------------------------------------------
                                Richard L. Conniff, Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                             By: /s/ BRAD L. SMITH
                                -----------------------------------------------
                                Brad L. Smith, Chief Executive Officer
                               (Principal Executive Officer & Director)

EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
  27.1               Financial Data Schedule

   2.1               Agreement and Plan of Reorganization dated July 18, 1996

  10.1               Certificate of South Valley Directors dated July 18, 1996
                     (included in Exhibit 2.1)

  10.2               Certificate of Affiliate dated July 18, 1996
                     (included in Exhibit 2.1)

  10.3               Nonsolicitation Agreement dated July 18, 1996
                     (included in Exhibit 2.1)

  99.1               Press Release dated July 19, 1996