Form 10-Q
period 1996-09-30
SOUTH VALLEY BANCORPORATION
filed 1996-11-01
CIK 704171

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the Quarterly Period Ended    September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Transition Period from____________to____________

                         Commission File No. 2-78293-LA

                           SOUTH VALLEY BANCORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                 California                            94-2818095
----------------------------------------        --------------------------
(State or other jurisdiction of                  (IRS Employer ID Number)
incorporation or organization)

500 Tennant Station, Morgan Hill, CA                     95037
------------------------------------                     -----
(Address of principal executive offices)               (Zip Code)

                                 (408) 848-2161
                                 --------------
                         (Registrant's telephone number,
                              including area code)

Indicate by check or check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

No par value Common Stock -- 1,315,438 shares outstanding as of October 15, 1996

                                                     Exhibit Index is at page 26

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                1996             1995*
                                                            (UNAUDITED)
                                                           -------------      -----------
ASSETS:
Cash and due from banks                                  $   6,998,000      $   9,436,000
Federal funds sold                                          16,200,000         27,900,000
                                                         -------------      -------------
  Total cash and equivalents                                23,198,000         37,336,000
                                                         -------------      -------------
Securities available-for-sale (amortized cost-1996,
  $43,535,000; 1995, $34,145,000)                           42,921,000         34,247,000
Securities held-to-maturity (market value-1996,
   $5,321,000; 1995, $7,213,000)                             5,282,000          7,089,000
Loans:
  Commercial                                                36,447,000         32,721,000
  Real estate-construction                                  20,413,000         15,338,000
  Real estate-other                                         32,920,000         28,524,000
  Installment                                               14,206,000         13,496,000
                                                         -------------      -------------
      Total loans                                          103,986,000         90,079,000
      Allowance for credit losses                           (1,339,000)        (1,313,000)
      Deferred loan fees-net                                  (626,000)          (528,000)
                                                         -------------      -------------
        Net loans                                          102,021,000         88,238,000
                                                         -------------      -------------
Premises and equipment, net                                  5,850,000          5,984,000
Accrued interest receivable and other assets                 3,958,000          4,379,000
                                                         -------------      -------------
          Total assets                                   $ 183,230,000      $ 177,273,000
                                                         =============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Demand, noninterest bearing                            $  41,283,000      $  43,873,000
  Demand, interest bearing                                  39,262,000         37,900,000
  Savings                                                   32,757,000         36,593,000
  Time                                                      49,315,000         39,323,000
                                                         -------------      -------------
    Total deposits                                         162,617,000        157,689,000
Other liabilities                                            2,364,000          2,027,000
                                                         -------------      -------------
        Total liabilities                                  164,981,000        159,716,000
                                                         -------------      -------------
Commitments and contingencies (note 5)
Shareholders' equity:
  Preferred stock-no par value; authorized 2,000,000
    shares; no shares issued                                         -                  -
  Common stock-no par value; authorized 4,000,000
    shares; issued and outstanding-1996, 1,315,438;
    1995, 1,313,986 shares                                  13,138,000         11,331,000
  Retained earnings                                          5,473,000          6,166,000
  Net unrealized gain (loss) on securities
    available-for-sale                                        (362,000)            60,000
                                                         -------------      -------------
     Shareholders' equity                                   18,249,000         17,557,000
                                                         -------------      -------------
          Total liabilities and shareholders' equity     $ 183,230,000      $ 177,273,000
                                                         =============      =============

*Derived from December 31, 1995 audited balance sheets included in the Company's 1995 Annual Report on Form 10-K.

See Notes to Condensed Consolidated Financial Statements

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                     Three months ended               Nine months ended
                                        September 30,                    September 30,
                                   1996             1995            1996            1995
                                   ----             ----            ----            ----
    INTEREST INCOME
    Loans (including fees)     $ 2,797,000     $ 2,541,000     $ 7,899,000     $ 7,498,000
    Investment securities          783,000         413,000       2,258,000       1,245,000
    Other                          182,000         279,000         655,000         661,000
                               -----------     -----------     -----------     -----------
       Total interest            3,762,000       3,233,000      10,812,000       9,404,000
       income

INTEREST EXPENSE
    Deposits                     1,022,000       1,016,000       3,004,000       2,910,000
    Other                            5,000          29,000          22,000          78,000
                               -----------     -----------     -----------     -----------
       Total interest            1,027,000       1,045,000       3,026,000       2,988,000
       expense

NET INTEREST INCOME
  BEFORE PROVISION
  FOR CREDIT LOSSES              2,735,000       2,188,000       7,786,000       6,416,000
    Provision for credit
    losses                           6,000          90,000         185,000         240,000
                               -----------     -----------     -----------     -----------
NET INTEREST INCOME
  AFTER PROVISION OF
  CREDIT LOSSES                  2,729,000       2,098,000       7,601,000       6,176,000
    Other income                   304,000         241,000         863,000         869,000
    Other expenses               2,245,000       1,775,000       5,964,000       5,245,000
                               -----------     -----------     -----------     -----------
INCOME BEFORE
  INCOME TAXES                     788,000         564,000       2,500,000       1,800,000
    Provision for income
    taxes                          363,000         231,000       1,040,000         684,000
                               -----------     -----------     -----------     -----------
NET INCOME                     $   425,000     $   333,000     $ 1,460,000     $ 1,116,000
                               ===========     ===========     ===========     ===========
NET INCOME PER
  COMMON AND
  EQUIVALENT SHARE             $      0.31     $      0.25     $      1.08     $      0.85
                               ===========     ===========     ===========     ===========

See Notes to Condensed Consolidated Financial Statements

                   SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine months ended
                                                                  September 30,
                                                              1996              1995
                                                              ----             ----
Change in cash and cash equivalents:
OPERATIONS:
Net income                                               $  1,460,000      $  1,116,000
Reconciliation to net cash provided by operations:
     Provision for credit losses                              185,000           240,000
     Depreciation and amortization                            333,000           273,000
     Origination of loans held for sale                      (746,000)       (1,316,000)
     Proceeds from sale of loans held for sale                      -           924,000
     Gain on sale of OR)EO                                     25,000                 -
     Decrease (increase) in other assets                      365,000        (1,020,000)
     Increase (decrease) in other liabilities                (551,000)          268,000
     Increase in deferred loan fees, net                       98,000            45,000
                                                         ------------      ------------
Net cash provided by operations                             1,169,000           530,000

INVESTING ACTIVITIES:
     Proceeds from maturities of securities:
          Held-to-maturity                                  1,807,000         4,400,000
          Available-for-sale                                5,057,000        10,355,000
     Purchase of securities:
          Held-to-maturity                                          -        (6,407,000)
          Available-for-sale                              (14,153,000)      (16,367,000)
     Net (increase) decrease in loans                     (13,320,000)        2,369,000
     Capital expenditures                                    (168,000)       (1,711,000)
                                                         ------------      ------------
Net cash used for investing activities                    (20,777,000)       (7,361,000)

FINANCING ACTIVITIES:
Net increase in deposit accounts                            4,928,000        18,671,000
Net increase (decrease) in other borrowings                   888,000          (714,000)
Exercise of stock options                                      15,000                 -
Payment of cash dividends                                    (361,000)         (287,000)
                                                         ------------      ------------
Net cash provided by financing activities                   5,470,000        17,670,000
                                                         ------------      ------------
Net increase (decrease) in cash and cash equivalents      (14,138,000)       10,839,000
Cash and cash equivalents, beginning of period             37,336,000        19,715,000
                                                         ------------      ------------
Cash and cash equivalents, end of period                 $ 23,198,000      $ 30,554,000
                                                         ============      ============


Interest paid                                            $  3,049,000      $  2,963,000
Income taxes paid                                        $  1,071,000      $    844,000

See Notes to Condensed Consolidated Financial Statements

SOUTH VALLEY BANCORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

           CONSOLIDATION. The consolidated financial statements include South Valley Bancorporation (the "Company") and its wholly-owned subsidiary, South Valley National Bank (the "Bank"). All material intercompany accounts and transactions are eliminated in consolidation.

           The accounting and reporting policies of the Company and the Bank conform to generally accepted accounting principles and prevailing practices within the banking industry. Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated condensed financial statements contain all adjustments, consisting solely of normal recurring adjustments necessary for a fair presentation of the financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders. The results of operations for the three months and nine months ended September 30, 1996 may not necessarily be indicative of the operating results for the full year.

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

           SECURITIES. The Bank classifies debt and equity securities at time of purchase into one of three categories: held-to-maturity, trading or available-for-sale. Investment securities classified as held-to-maturity are measured at amortized cost based on the Bank's positive intent and ability to hold such securities to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term and are carried at market value with a corresponding recognition of unrecognized holding gain or loss in the results of operations. The remaining investment securities are classified as available-for-sale and are measured at market value with a corresponding recognition of the unrealized holding gain or loss (net of tax effect) as a separate component of shareholders' equity until realized. Any gains and losses on sales of investments are computed on a specific identification basis.

           LOANS are stated at the principal amount outstanding, net of unearned income. Unearned income consists of deferred loan fees net of deferred direct incremental loan origination costs and is amortized to interest income by a method approximating the effective interest method generally over the contractual life of the loan.

           The Bank originates small business loans. A portion of certain loans is guaranteed by the Small Business Administration ("SBA"). In determining the gain realized on the guaranteed portion of the loans sold, the recorded investment is allocated between the portion of the loan sold and the portion retained based on an estimate of the relative fair values of those portions as of the date the loan is sold. Loans held for sale were $669,000 at September 30, 1996 and $445,000 at December 31, 1995. No losses on sale are anticipated.

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

           Management believes that the allowance for credit losses at September 30, 1996 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

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

           NET INCOME PER COMMON AND EQUIVALENT SHARE is calculated using the weighted average shares outstanding plus the dilutive effect of shares issuable under stock option plans, adjusted retroactively for subsequent stock dividends and splits. On January 25, 1996 the Company declared a 10% stock dividend for shareholders of record of common stock as of February 16, 1996 and payable February 23, 1996. The number of shares used to compute net income per common and equivalent share amounts, adjusted for the stock dividend, for the nine month periods ended September 30, 1996 and 1995 were 1,349,212 and 1,313,986, respectively, and for the three month periods ended September 30, 1996 and 1995 were 1,384,455 and 1,313,986, respectively. The difference between primary and fully diluted net income per share is not significant.

NOTE 2. CASH AND DUE FROM BANKS

           The Company, through its bank subsidiary, is required to maintain reserves with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposits. At September 30, 1996, the Company maintained reserves of $1,301,000 in the form of vault cash and balances at the Federal Reserve to satisfy regulatory requirements.

NOTE 3.  SECURITIES

           The carrying value and approximate market value of securities are as follows (in thousands):

                                          -----------------------------------------------
                                          Amortized  Unrealized  Unrealized
                                             Cost      Gains       Loss      Market Value
                                          -----------------------------------------------
SECURITIES AVAILABLE-FOR-SALE:
September 30, 1996
  U.S. Treasury and agency securities       $23,493       $ 6       $251       $23,248
  Mortgage backed securities                 18,989         -        377        18,612
  Other                                       1,053         8          -         1,061
                                            -------       ---       ----       -------
Total                                       $43,535       $14       $628       $42,921
                                            =======       ===       ====       =======

SECURITIES HELD-TO-MATURITY:
September 30, 1996
  State and municipal obligations           $ 3,952       $24       $ 11       $ 3,965
  Mortgage backed securities                  1,330        40         14         1,356
                                            -------       ---       ----       -------
Total                                       $ 5,282       $64       $ 25       $ 5,321
                                            =======       ===       ====       =======


                                           -----------------------------------------------
                                           Amortized  Unrealized  Unrealized
                                               Cost      Gains       Loss     Market Value
                                           -----------------------------------------------
SECURITIES AVAILABLE-FOR-SALE:
December 31, 1995
  U.S. Treasury and agency securities       $23,492       $163       $56       $23,599
  Mortgage backed securities                 10,123          3         8        10,118
  Other                                         530          -         -           530
                                            -------       ----       ---       -------
Total                                       $34,145       $166       $64       $34,247
                                            =======       ====       ===       =======
SECURITIES HELD-TO-MATURITY:
December 31, 1995
  State and municipal obligations           $ 5,500       $ 56       $ 7       $ 5,549
  Mortgage backed securities                  1,589         80         5         1,664
                                            -------       ----       ---       -------
Total                                       $ 7,089       $136       $12       $ 7,213
                                            =======       ====       ===       =======

           At September 30, 1996, securities with a book value of approximately $2,916,000 were pledged to secure certain deposits of public funds as required by law or contract. There were no sales of securities during the nine months ended September 30, 1996 or 1995.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

           The Bank's loans are virtually all made within its defined market area of South Santa Clara and San Benito counties. Real estate-construction loans represented 19.6% of total loans at September 30, 1996, almost all of which are for the construction of single family residential properties. In addition, 31.7% of the Bank's loans (excluding construction loans) were real estate secured term loans. These loans were primarily made to Bank depositors and are secured by first deeds of trust on commercial and residential properties with original loan to value ratios not exceeding 75%. Commercial loans comprise 35.0% of total loans. The Bank's loans are not concentrated in any particular industry. The Bank's service area is somewhat dependent on the economy of the greater Santa Clara Valley which has a concentration of high technology companies and, accordingly, the ability of the Bank's borrowers to repay loans may be affected by the performance of this sector of the economy. Virtually all loans are collateralized, and the majority have adjustable rates. Generally, real estate loans are secured by real property, and commercial and other loans are secured by bank deposits and business or personal assets.

           For commercial and other loans, repayment is generally expected to come from the cash flow of the borrower. In the case of construction loans, repayment is generally expected from the sale of the related property or refinance upon completion of construction.

           The activity in the allowance for credit losses is summarized as follows:

                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                         SEPTEMBER 30,                   SEPTEMBER 30,
In thousands                           1996          1995              1996        1995
------------                           ----          ----              ----        ----
Beginning balance                    $ 1,452       $ 1,165           $ 1,313     $ 1,331
Provision charged to expense               6            90               185         240
Loans charged-off                       (152)          (29)             (299)       (424)
Recoveries                                33             1               140          80
                                     -------       -------           -------     -------
Ending balance                       $ 1,339       $ 1,227           $ 1,339     $ 1,227
                                     =======       =======           =======     =======

           Management believes that the allowance for credit losses at September 30, 1996 is adequate, based on information currently available. However, no prediction of the ultimate level of loans charged off in future years can be made with any certainty.

           Past due, nonaccrual and restructured loans at September 30, 1996 and December 31, 1995, are summarized below:

                                                        SEPTEMBER 30,  DECEMBER 31,
In thousands                                                 1996          1995
------------                                                 ----          ----
Past due 90 days or more and still accruing interest:
     Real estate                                            $  459       $   37
     Commercial                                                 30           83
     Installment and other                                      21            -
                                                            ------       ------
          Subtotal                                             510          120
                                                            ------       ------
Nonaccrual:
     Real estate                                               525          363
     Commercial                                                295        1,116
     Installment and other                                       8            9
                                                            ------       ------
          Subtotal                                             828        1,488
                                                            ======       ======
Restructured:
     Real estate                                               147          255
     Commercial                                                 97          249
     Installment and other                                       4            9
                                                            ------       ------
          Subtotal                                             248          513
                                                            ------       ------
Total                                                       $1,586       $2,121
                                                            ======       ======
Other real estate owned                                     $1,212       $1,953
                                                            ======       ======

           The recorded investment in impaired loans was $828,000 and the portion of the allowance for credit losses related to loan impairment was $160,000 at September 30, 1996. Average impaired loans for the quarter ended September 30, 1996 were $705,000. The Bank recognized $29,000 and $2,000, respectively, in interest income from impaired loans for the nine months and three months ended September 30, 1996.

NOTE 5. COMMITMENTS AND CONTINGENCIES

           In the normal course of business there are various commitments outstanding to extend credit which are not reflected in the financial statements, including unused loan commitments of approximately $44,793,000 and standby letters of credit of $637,000 at September 30, 1996. However, all such commitments will not necessarily culminate in actual extensions of credit by the Bank in the future. The Bank does not anticipate any losses as a result of these transactions.

           Approximately $19,340,000 of loan commitments outstanding at September 30, 1996 relate to construction loans and are expected to fund within the next twelve months. The remainder relate primarily to revolving lines of credit or other commercial loans and many of these commitments are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements.

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

      The estimated fair values of the Company's financial instruments are as follows (in thousands):

               September 30, 1996                 Carrying amount     Fair value
               ------------------                 ---------------     ----------
               FINANCIAL ASSETS:
               Cash and short-term investments       $  23,198        $  23,198
               Investment securities                    48,203           48,242
               Loans                                   103,360          103,238
               Allowance for credit losses              (1,339)          (1,339)
                                                     ---------        ---------
                 Total                               $ 173,422        $ 173,339
                                                     =========        =========
               FINANCIAL LIABILITIES:
               Deposits                              $ 162,617        $ 162,451
                                                     =========        =========

NOTE 7. MERGER

           On July 18, 1996, the Company announced the signing of a definitive agreement whereby it would be acquired by Pacific Capital Bancorp in a tax free exchange to be accounted for as a pooling of interests. The agreement provides for shareholders of the Company to receive 0.92 of a share, subject to adjustment, of Pacific Capital Bancorp common stock for each outstanding share of Company stock. The transaction is valued at approximately $35.1 million, or $25.30 per Common share, based on the $27.50 per share market value of Pacific Capital Bancorp on October 18, 1996. South Valley National Bank will become a separate subsidiary of Pacific Capital Bancorp upon completion of the transaction.

           At a special meeting of shareholders on October 16, 1996, the shareholders of the Company approved the proposed merger with Pacific Capital Bancorp. The shareholders of Pacific Capital Bancorp approved the merger at a special meeting of shareholders on October 22, 1996. The merger is expected to be completed before December 31, 1996, subject to applicable regulatory approval.

           Pacific Capital Bancorp, which is headquartered in Salinas, California, is the holding company for First National Bank of Central California, which has offices in Salinas, Monterey, Carmel and Watsonville.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS

THREE MONTHS ENDED SEPTEMBER 30, 1996

           Table I below presents a comparison of results for the quarters ended September 30, 1996 and 1995:

TABLE I.  EARNINGS COMPARISON

                                                        Three months ended
                                                            September 30,                        Change
                                                       1996              1995              $                 %
                                                       ----              ----              -                 -
               INTEREST INCOME
                   Loans (including fees)           $2,797,000       $2,541,000       $ 256,000            10.07%
                   Investment securities               783,000          413,000         370,000            89.59%
                   Other                               182,000          279,000         (97,000)          -34.77%
                                                    ----------       ----------       ---------           -------
                      Total interest income          3,762,000        3,233,000         529,000            16.36%

               INTEREST EXPENSE
                   Deposits                          1,022,000        1,016,000           6,000             0.59%
                   Other                                 5,000           29,000         (24,000)          -82.76%
                                                    ----------       ----------       ---------           ------
                      Total interest expense         1,027,000        1,045,000         (18,000)           -1.72%

               NET INTEREST INCOME
                 BEFORE PROVISION FOR
                 CREDIT LOSSES                       2,735,000        2,188,000         547,000            25.00%
                      Provision for credit
                      losses                             6,000           90,000         (84,000)          -93.33%
                                                    ----------       ----------       ---------           ------
               NET INTEREST INCOME
                 AFTER PROVISION FOR
                 CREDIT LOSSES                       2,729,000        2,098,000         631,000            30.08%
                   Other income                        304,000          241,000          63,000            26.14%
                   Other expenses                    2,245,000        1,775,000         470,000            26.48%
                                                    ----------       ----------       ---------           ------
               INCOME BEFORE INCOME TAXES
                                                       788,000          564,000         224,000            39.72%
                   Provision for income taxes          363,000          231,000         132,000            57.14%
                                                    ----------       ----------       ---------           ------
               NET INCOME                           $  425,000       $  333,000       $  92,000            27.63%
                                                    ==========       ==========       =========           ======
               NET INCOME PER
                 COMMON AND
                 EQUIVALENT SHARE                   $     0.31       $     0.25       $    0.06            24.00%
                                                    ==========       ==========       =========           ======

           Earnings for the quarter ended September 30, 1996 increased from $333,000 for the same quarter in 1995 to $425,000, primarily as the result of higher net interest income and other income and a reduction in the provision for credit losses, partially offset by an increase in other expenses. Other expenses for the quarter ended September 30, 1996 include approximately $245,000 in professional, consulting and data processing expenses related to the merger with

Pacific Capital Bancorp. After adjusting for income taxes, merger related expenses reduced net income by approximately $208,000, or $0.15 per share, in the quarter ended September 30, 1996.

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

           Table II presents an analysis of the Company's net interest income for the quarters ended September 30, 1996 and 1995 respectively:

TABLE II.  COMPOSITION OF NET INTEREST INCOME

                                                                            Three months ended September 30,
                                                                     1996                                         1995
               --------------------------------------------------------------------------------------------------------------------
               In thousands (except                   Average                      Average       Average                    Average
               percentages)                           Balance       Interest        Rate(1)      Balance        Interest     Rate(1)
               --------------------------------------------------------------------------------------------------------------------
               ASSETS:
               Earning assets:
                 Loans(2)                             $ 99,941       $  2,797        11.2%       $ 91,205        $2,541       11.1%
               Investment securities:
                 Taxable                                46,761            714         6.1%         22,657           337        5.9%
                 Non-taxable(3)                          4,043            105        10.4%          5,974           116        7.8%
                 Other                                  14,093            182         5.2%         19,671           279        5.7%
                                                      --------       --------        ----        --------        ------       ----
               Total earning assets                    164,838          3,798         9.2%        139,507         3,273        9.4%
                                                      --------       --------        ----        --------        ------       ----
               Cash and due from
                 banks                                   9,474                                      9,729
               Other assets                              9,374                                      9,422
                                                      --------                                   --------
               Total Assets                           $183,686                                   $158,658
                                                      ========                                   ========

               LIABILITIES & SHAREHOLDERS' EQUITY:
               Interest bearing liabilities:
                 Demand deposits                      $ 42,776            198         1.9%       $ 36,663           242        2.6%
                 Savings deposits                       35,999            224         2.5%         35,600           250        2.8%
                 Time deposits                          46,947            600         5.1%         35,568           524        5.9%
                 Borrowed funds                            667              5         3.0%          1,660            29        7.0%
                                                      --------       --------        ----        --------        ------       ----
               Total interest bearing
                 liabilities                           126,389          1,027         3.3%        109,491         1,045        3.8%
                                                      --------       --------        ----        --------        ------       ----
               Demand deposits                          37,845                                     30,378
               Other liabilities                         1,403                                      1,756
                                                      --------                                   --------
               Total liabilities                       165,637                                    141,625
               Shareholders' equity                     18,049                                     17,033
               Total Liabilities and
                 Shareholders' Equity                 $183,686                                   $158,658
                                                      ========                                   ========
               Net interest income and margin (net
               yield)(4)                              $  2,771                        6.7%                       $2,228        6.4%
                                                      ========                        ===                        ======        ===

               1.  Annualized.
               2. Loan interest includes loan fees of $252,000 and $275,000 for the quarters ended September 30, 1996 and 1995, respectively.
               3. Tax exempt income includes $36,000 and $40,000 for the quarters ended September 30, 1996 and 1995, respectively, to adjust to a fully tax equivalent basis using the Federal statutory rate of 34%.
               4. Net interest margin is computed by dividing net interest income by total average earning assets.

           The Company experienced an increase in net interest income in the quarter ended September 30, 1996 as compared to the same quarter in 1995. This increase was primarily attributable to a higher volume of earning assets, partially offset by higher volumes of interest bearing liabilities, primarily deposits, and a change in the composition of earning assets to a higher percentage of investment securities and loans as compared to lower yielding Federal funds sold. During this same period, the net interest margin increased from 6.4% to 6.7%, as the result of higher volumes of earning assets, primarily loans and investment securities, partially offset by increases in interest bearing liabilities, primarily deposits. The interest expense associated with increased volumes of interest bearing liabilities was partially offset by reductions in market rates of interest.

           Other income consists primarily of service charges related to deposit accounts. The increase in other income for the quarter ended September 30, 1996 as compared to September 30, 1995 is primarily attributable to higher volumes of consumer checking and money market accounts which resulted in higher fee income. The Company had no gains or losses from the sale of investment securities in either the third quarter of 1996 or 1995.

OTHER EXPENSES

           Other expenses consist of the Company's noninterest expenses. The increase in other expenses for the quarter ended September 30, 1996 as compared to the same quarter in 1995 is primarily attributable to higher salary and benefit expenses. The higher payroll expenses are directly related to higher levels of full time equivalent staff associated with the Bank's growth in assets.

NINE MONTHS ENDED SEPTEMBER 30, 1996

           Table III below presents a comparison of results for the nine months ended September 30, 1996 and 1995:

TABLE III.  EARNINGS COMPARISON

                                                          Nine months ended
                                                            September 30,                        Change
                                                        1996             1995                $              %
                                                        ----             ----                -              -
               INTEREST INCOME
               Loans (including fees)                $ 7,899,000       $7,498,000       $   401,000         5.35%
               Investment securities                   2,258,000        1,245,000         1,013,000        81.37%
               Other                                     655,000          661,000            (6,000)       -0.91%
                                                     -----------       ----------       -----------       ------
                    Total interest income             10,812,000        9,404,000         1,408,000        14.97%

               INTEREST EXPENSE
                   Deposits                            3,004,000        2,910,000            94,000         3.23%
                   Other                                  22,000           78,000           (56,000)      -71.79%
                                                     -----------       ----------       -----------       ------
                      Total interest expense           3,026,000        2,988,000            38,000         1.27%

               NET INTEREST INCOME
                 BEFORE PROVISION FOR
                 CREDIT LOSSES                         7,786,000        6,416,000         1,370,000        21.35%
                   Provision for credit losses           185,000          240,000           (55,000)      -22.92%
                                                     -----------       ----------       -----------       ------
               NET INTEREST INCOME
                 AFTER PROVISION FOR
                 CREDIT LOSSES                         7,601,000        6,176,000         1,425,000        23.07%
                   Other income                          863,000          869,000            (6,000)       -0.69%
                   Other expenses                      5,964,000        5,245,000           719,000        13.71%
                                                     -----------       ----------       -----------       ------
               INCOME BEFORE INCOME
                 TAXES                                 2,500,000        1,800,000           700,000        38.89%
                   Provision for income taxes          1,040,000          684,000           356,000        52.05%
                                                     -----------       ----------       -----------       ------
               NET INCOME                            $ 1,460,000       $1,116,000       $   344,000        30.82%
                                                     ===========       ==========       ===========       ======
               NET INCOME PER
                 COMMON AND
                 EQUIVALENT SHAR                     $      1.08       $     0.85       $      0.23        27.06%
                                                     ===========       ==========       ===========       ======

           Earnings for the nine months ended September 30, 1996 increased from $1,116,000 to $1,460,000, primarily as the result of higher net interest income and a reduction in the provision for credit losses, partially offset by an increase in other expenses. Other expenses for the nine months ended September 30, 1996 include approximately $245,000 in professional, consulting and data processing expense related to the merger with Pacific Capital Bancorp. After adjusting for income taxes, merger related expenses reduced net income by approximately $208,000, or $0.16 per share, for the nine months ended September 30, 1996.

           Table IV presents an analysis of the Company's net interest income for the nine months ended September 30, 1996 and 1995 respectively:

TABLE IV.  COMPOSITION OF NET INTEREST INCOME

                                                                        Nine months ended September 30,
                                                                 1996                                       1995
            -----------------------------------------------------------------------------------------------------------------------
            In thousands (except                       Average                     Average       Average                    Average
            percentages)                               Balance       Interest       Rate(1)      Balance        Interest    Rate(1)
            -----------------------------------------------------------------------------------------------------------------------
            ASSETS:
            Earning assets:
              Loans(2)                                $ 92,739       $  7,899        11.4%       $ 87,603        $7,429       11.3%
            Investment securities:
              Taxable                                   44,055          2,079         6.3%         22,483         1,070        6.3%
              Non-taxable(3)                             4,756            271         7.6%          6,540           371        7.6%
              Other                                     16,373            655         5.3%         15,231           661        5.8%
                                                      --------       --------        ----        --------        ------       ----
            Total earning assets                       157,923         10,904         9.2%        131,857         9,531        9.6%
                                                      --------       --------        ----        --------        ------       ----
            Cash and due from
              banks                                      8,639                                      8,725
            Other assets                                 9,481                                      9,579
                                                      --------                                   --------
            Total Assets                              $176,043                                   $150,161
                                                      ========                                   ========

            LIABILITIES & SHAREHOLDERS' EQUITY:
            Interest bearing liabilities:
              Demand deposits                           40,808            608         2.0%         34,931           714        2.7%
              Savings deposits                          37,223            715         2.6%         34,899           706        2.7%
              Time deposits                             43,634          1,681         5.1%         34,460         1,490        5.8%
              Borrowed funds                               638             22         4.6%          1,432            41        3.8%
                                                      --------       --------        ----        --------        ------       ----
            Total interest bearing
              liabilities                              122,303          3,026         3.3%        105,722         2,951        3.7%
                                                      --------       --------        ----        --------        ------       ----
            Demand deposits                             34,529                                     26,867
            Other liabilities                            1,348                                        846
                                                      --------                                   --------
            Total liabilities                          158,180                                    133,435
            Shareholders' equity                        17,863                                     16,726
                                                      --------                                   --------
            Total Liabilities and
              Shareholders' Equity                    $176,043                                   $150,161
                                                      ========                                   ========
            Net interest income and margin (net
            yield)(4)                                 $  7,878                        6.7%                       $6,580        6.7%
                                                      ========                       ====                        ======       ====

       1.  Annualized.
       2. Loan interest includes loan fees of $860,000 and $741,000 for the nine months ended September 30, 1996 and 1995, respectively.
       3. Tax exempt income includes $92,000 and $127,000 for the nine months ended September 30, 1996 and 1995, respectively, to adjust to a fully tax equivalent basis using the Federal statutory rate of 34%.
       4. Net interest margin is computed by dividing net interest income by total average earning assets.

           The Company experienced an increase in net interest income in the nine months ended September 30, 1996 as compared to the same period in 1995. This increase was primarily attributable to a higher volume of earning assets, partially offset by higher volumes of interest bearing liabilities, primarily deposits and a change in the composition of earning assets to a higher percentage of investment securities compared to higher yielding loans. During these periods, the net interest margin remained 6.7%.

OTHER INCOME

           Other income consists primarily of service charges related to deposit accounts. The increase in other income for the nine months ended September 30, 1996 as compared to September 30, 1995 is primarily attributable to higher volumes of consumer checking and money market accounts which resulted in higher fee income. The Company had no gains or losses from the sale of investment securities in the nine months ended September 30, 1996 and 1995.

OTHER EXPENSES

           Other expenses consist of the Company's noninterest expenses. The increase in other expenses for the nine months ended September 30, 1996 as compared to the same nine months in 1995 is primarily attributable to higher salary and benefit expenses. The higher payroll expenses are directly related to higher levels of full time equivalent staff associated with the Bank's growth in assets.

BALANCE SHEET

           Total assets of the Company increased from $177,273,000 to $183,230,000 from December 31, 1995 to September 30, 1996. Average assets for the nine months ended September 30, 1996, were $176,043,000 as compared to $150,161,000 at September 30, 1995.

           Table V presents the composition of the Company's loan portfolio at September 30, 1996 and December 31, 1995:

TABLE V.  LOANS BY TYPE

Loans:                                 September 30, 1996   December 31, 1995        $ Change       % Change
                                       ------------------   -----------------        --------       --------
   Commercial                            $  36,447,000        $ 32,721,000        $  3,726,000        11.39%
   Real estate-construction                 20,413,000          15,338,000           5,075,000        33.09%
   Real estate-other                        32,920,000          28,524,000           4,396,000        15.41%
   Installment                              14,206,000          13,496,000             710,000         5.26%
                                         -------------        ------------        ------------        -----
       Total loans                         103,986,000          90,079,000          13,907,000        15.44%
       Allowance for credit losses          (1,339,000)         (1,313,000)            (26,000)        1.98%
       Deferred loan fees-net                 (626,000)           (528,000)            (98,000)       18.56%
                                         -------------        ------------        ------------        -----
         Net loans                       $ 102,021,000        $ 88,238,000        $ 13,783,000        15.62%
                                         =============        ============        ============        =====


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

           At September 30, 1996, construction loans and other real estate secured loans comprised 19.6% and 31.7% respectively, of total loans outstanding. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn; however, there is no assurance that losses will be limited to the extent provided for under such circumstances. The Bank's loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of the Bank's service area and limiting investments outside of this area, 2) maintaining a thorough understanding of the borrowers' knowledge and capacity in their field of expertise, 3) basing real estate construction loan approval not only on salability of the project, but also on the borrowers' capacity to support the project financially in the event it does not sell within the original projected time period, and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by Bank construction lending officers. In addition, the Bank strives to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

           POTENTIAL PROBLEM LOANS - At September 30, 1996, the Company did not have any loans other than those disclosed as nonaccrual loans, loans past due 90 days or more and still accruing interest and troubled debt restructurings, where known information about possible credit problems of the borrowers cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

           CONCENTRATIONS - At September 30, 1996, the Company does not have any concentration of loans to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions, other than real estate-construction loans.

           PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES - The provision for credit losses is based upon management's evaluation of the adequacy of the existing allowance for loans outstanding. This allowance is increased by provisions charged to expense and reduced by loan charge-offs net of recoveries. Management determines an appropriate provision based upon the interaction of three primary factors: (1) the loan portfolio growth in the period, (2) a comprehensive grading and review formula for total loans outstanding, and (3) actual previous charge-offs. At September 30, 1996, the allowance for credit losses was $1,339,000, or 1.29% of total loans, as compared to $1,313,000, or 1.46% of total loans, at December 31, 1995. See Note 4 of Notes to Condensed Consolidated Financial Statements.

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

FUNDING SOURCES

           The Company's principal funding source is core deposits, primarily obtained from local individuals and businesses. At September 30, 1996, core deposits represented 86.8% of total deposits, as compared to 90.9% at December 31, 1995. Table VI presents the deposit portfolio by type of deposits at September 30, 1996 and December 31, 1995:

TABLE VI.   DEPOSITS BY TYPE

                              September 30, 1996  December 31, 1995      $ Change         % Change
                              ------------------  -----------------      --------         --------
Demand, noninterest bearing       $ 41,283,000       $ 43,873,000       $(2,590,000)       -5.90%
Demand, interest bearing            39,262,000         37,900,000         1,362,000         3.59%
Savings                             32,757,000         36,593,000        (3,836,000)      -10.48%
Time                                49,315,000         39,323,000         9,992,000        25.41%
                                  ------------       ------------       -----------       ------
  Total deposits                  $162,617,000       $157,689,000       $ 4,928,000         3.13%
                                  ============       ============       ===========       ======

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

            The Bank manages its liquidity by maintaining a majority of its investment portfolio in Federal funds sold and other liquid investments. Liquidity is measured by various ratios, the most common being the liquidity ratio of cash, Federal funds sold and unpledged investment securities, compared to total deposits. At September 30, 1996, this ratio was 42.1% compared to 48.0% at December 31, 1995. Another key liquidity ratio is the ratio of loans to deposits, which was 63.9% at September 30, 1996 and 57.1% at December 31, 1995. During 1995 and 1996, the Bank has experienced higher levels of liquidity than normal and compared to recent prior periods. The high levels of liquidity are attributable, in part, to large increases in deposits which were deployed in investment securities and Federal funds sold. Management of the Bank expects that a portion of its liquid assets at September 30, 1996 will ultimately be used to fund growth in the loan portfolio.

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

           Table VII sets forth the distribution of repricing for interest sensitive earning assets and interest bearing liabilities included in the Company's condensed consolidated balance sheet at September 30, 1996, and the related interest rate sensitivity gap, both for each individual repricing period and on a cumulative basis.

TABLE VII.  INTEREST RATE SENSITIVITY (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------------
                                      Immediately    Over thirty       Over three     Over one year
Assets and liabilities which          and within   days and within     months and       and within
mature or reprice:                     30 days       three months   within one year     five years   Over five years     Total
-------------------------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold                   $ 16,200        $       -        $       -        $      -       $      -       $ 16,200
  Investment securities                   1,600            2,725            5,242          23,955         15,198         48,720
  Loans excluding nonaccrual
    loans and overdrafts                 63,403            1,218           17,778          12,262          8,515        103,176
                                       --------        ---------        ---------        --------       --------       --------
Period total                           $ 81,203        $   3,943        $  23,020        $ 36,217       $ 23,713       $168,096
                                       --------        ---------        ---------        --------       --------       --------
Cumulative total                       $ 81,203        $  85,146        $ 108,166        $144,383       $168,096
                                       --------        ---------        ---------        --------       --------       --------
Interest bearing liabilities:
    Interest bearing demand            $ 39,262        $       -        $       -        $      -       $      -       $ 39,262
    Savings                              32,757                -                -               -              -         32,757
    Time certificates                    17,704           10,130           17,283           4,198              -         49,315
    Other borrowings                          -              765                -               -              -            765
                                       --------        ---------        ---------        --------       --------       --------
Period total                           $ 89,723        $  10,895        $  17,283        $  4,198       $      -       $122,099
                                       --------        ---------        ---------        --------       --------       --------
Cumulative total                       $ 89,723        $ 100,618        $ 117,901        $122,099       $122,099
                                       --------        ---------        ---------        --------       --------       --------
Amounts:
   Interest rate sensitivity gap       $ (8,520)       $  (6,952)       $   5,737        $ 32,019       $ 23,713       $      -
   Cumulative interest rate
      sensitivity gap                  $ (8,520)       $ (15,472)       $  (9,735)       $ 22,284       $ 45,997       $      -
Ratios:
   Interest rate sensitivity gap           0.91             0.36             1.33            8.63            N/A              -
   Cumulative interest rate
      sensitivity gap                      0.91             0.85             0.92            1.18           1.38              -

           The table indicates the time periods in which interest earning assets and interest bearing liabilities will mature or reprice in accordance with their contractual terms. The table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures. The Company and the Bank have historically maintained a cumulative interest rate sensitivity gap ratio approximating 1:1 for assets and liabilities repricing within one month, that is, approximately an equal amount of interest earning assets and interest bearing liabilities will reprice or mature within 30 days. At September 30, 1996, the cumulative interest rate sensitivity gap for assets and liabilities that reprice within 30 days was 0.91:1. The Bank attempts to maximize its net interest income while maintaining a stable net interest margin through management of its interest bearing assets and liabilities.

CAPITAL RESOURCES

           The Company has been able to sustain its growth in capital through profit retention and the exercise of stock options by directors and officers of the Company. Prior to 1994, all earnings were retained to maintain the Company's capital position and support additional growth in the future. In the third quarter of 1994, the Company declared and paid an initial cash dividend of $0.08 per common share. An additional cash dividend of $0.08 per common share was declared and paid in the fourth quarter of 1994. The Company declared and paid four quarterly dividends of $0.08 per common share during 1995. In the first quarter of 1996, the Company declared and paid a cash dividend of $0.08 per common share and a 10% stock dividend. In the second and third quarters of 1996, the Company declared and paid two cash dividends of $0.10 per common share. In addition, the Company declared a cash dividend of $0.10 per share for shareholders of record on October 25, 1996, to be paid on November 8, 1996.

           The Company and Bank are subject to capital adequacy guidelines issued by the Board of Governors of the Federal Reserve System (the "FRB") and the Office of the Comptroller of the Currency (the "OCC"). The FRB and the OCC have adopted risk based capital guidelines for bank holding companies and national banks. The Company and the Bank are required to maintain capital equal to at least 8% of assets and commitments to extend credit, weighted by risk. At least 4% must consist primarily of common equity (including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock or a limited amount of loan loss reserves. Certain assets and commitments to extend credit present less risk than others and will be assigned to lower risk weighted categories requiring less capital allocation than the 8% total ratio. For example, cash and government securities are assigned to a 0% risk weighted category; most home mortgage loans are assigned to a 50% risk weighted category requiring a 4% capital allocation; and commercial loans are assigned to a 100% risk weighted category requiring an 8% capital allocation.

           In addition, the FRB and the OCC have adopted a 3% minimum leverage ratio for banking organizations as a supplement to the risk weighted capital guidelines. The minimum leverage ratio is intended to limit the ability of banking organizations to leverage their equity capital base by increasing assets and liabilities without increasing capital proportionately. The 3% ratio constitutes a minimum ratio for well-run banking organizations under the FRB standards and organizations experiencing or anticipating significant growth or failing to meet such standards will be required to maintain a minimum leverage ratio ranging from 100 to 200 basis points in excess of the 3% ratio.

           Table VIII presents the capital and leverage ratios of the Company as of September 30, 1996 and December 31, 1995:

TABLE VIII. RISK BASED CAPITAL AND LEVERAGE RATIOS

     Risk Based Capital Ratios               September 30, 1996      December 31, 1995
     -------------------------               ------------------      -----------------
     Tier 1 capital                       $ 18,259      14.5%      $ 17,141       14.8%
     Total capital                        $ 19,598      15.6%      $ 18,448       16.0%
     Total risk adjusted assets           $125,856                 $115,452
     LEVERAGE RATIOS
                                          --------      ----       --------       ----
     Tier 1 capital                       $ 18,259       9.9%      $ 17,141       10.1%
     Quarterly average total assets       $183,686                 $170,132
                                          --------      ----       --------       ----


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

TABLE IX.  RETURN ON EQUITY AND ASSETS

                                                      Three Months Ended        Nine Months Ended
                                                        September 30,              September 30,
                                                      1996         1995         1996         1995
----------------------------------------------      ---------   --------      -------      -------
     Return on average assets                         0.93%        0.83%        1.11%        0.99%
     Return on beginning equity                       9.51%        7.87%       11.09%        9.16%
     Dividend payout ratio                           32.26%       32.00%       26.67%       28.23%
     Average equity to average assets ratio           9.82%       10.74%       10.15%       11.14%

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

           None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

           None.

ITEM 5.  OTHER INFORMATION.

           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits -

                (27.1) Financial Data Schedule

           (b)  Reports on Form 8-K -

                          - Form 8-K dated October 22, 1996 reporting on actions at the Special Meeting of Shareholders held October 16, 1996 and reporting on the declaration of a cash dividend, filed on October 25, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 29, 1996            SOUTH VALLEY BANCORPORATION

                            By:       s/s RICHARD L. CONNIFF
                               -----------------------------------------------
                                   Richard L. Conniff, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


                            By:       s/s BRAD L. SMITH
                               -----------------------------------------------
                                   Brad L. Smith, Chief Executive Officer
                                   (Principal Executive Officer & Director)

EXHIBIT INDEX

Exhibit                                                  Sequential
Number                     Description                   Page Number
------                     -----------                   -----------
 27.1                 Financial Data Schedule                 27